Form 10QSB
period 1996-06-30
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1996-08-15
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

     /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transitional period from _____________ to ____________

                           Commission File No. 1-13362
                                               -------

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                      -------------------------------------
           (Name of Small Business Issuer as specified in its charter)

             Nevada                                    04-3226365
- - ------------------------------           ---------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
incorporation or organization)

                       266 Beacon Street, Boston, MA 02116
                       -----------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (617) 266-3600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x            No
   -----            -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               2,933,333 Shares of Common Stock, as of August 9, 1996

Transitional Small Business Issuer Format (check one):

Yes               No  x
   -----            -----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
- - ----------------------------------------------------------------------------------------
                                                                               June 30
                                                                                 1996
- - ----------------------------------------------------------------------------------------
ASSETS

CURRENT:
              Cash and cash equivalents                                      $   745,269
              Interest and other receivables                                      87,712
              Inventories                                                        124,167
              Prepaid expenses and other current assets                           71,140
                                                                             -----------
                          Total current assets                                 1,028,288
                                                                             -----------

PROPERTY AND EQUIPMENT:
              Property and equipment, net of accumulated depreciation         10,783,847
              Construction in progress                                         2,008,362
                                                                             -----------
                          Property and equipment, net                         12,792,209
                                                                             -----------

OTHER ASSETS:

              Restricted cash                                                     14,659
              Water rights                                                     1,051,992
              Other assets                                                       280,073
                                                                             -----------
                          Total other assets                                   1,346,724
                                                                             -----------

                                                                             $15,167,221
                                                                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
              Accounts payable and accrued expenses                          $   672,087
              Current portion of long term debt                                  239,598
              Current portion of obligation under water-rights agreement          68,558
              Deferred revenues                                                  169,938
                                                                             -----------
                          Total current liabilities                            1,150,181
                                                                             -----------

LONG TERM LIABILITIES:
              Obligation under water rights agreement                            909,318
              Long term debt                                                   7,376,810

STOCKHOLDERS' EQUITY:
              Preferred stock, $.10 par value; 5,000,000 shares authorized             0
              Common stock, $.001 par value; 15,000,000 shares authorized;
              2,933,333 shares issued and outstanding                              2,933
              Additional paid-in capital                                       7,545,040
              Management options                                               2,916,700
              Accumulated deficit                                             (4,733,761)
                                                                             -----------

                          Total stockholders' equity                           5,730,912
                                                                             -----------

                                                                             $15,167,221
                                                                             ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1996 & 1995
                                           UNAUDITED

- - -----------------------------------------------------------------------------------------------
                                                               Three Month         Three Month
                                                               Period Ended        Period Ended
                                                              June 30, 1996       June 30, 1995
- - -----------------------------------------------------------------------------------------------

NET REVENUES                                                    $1,544,842          $  286,352

COSTS AND EXPENSES:

      Operating, general and administrative                      1,459,640             472,985
      Noncash compensation charge                                  138,700                   0
                                                                ----------          ----------

      Operating loss                                               (53,498)           (186,633)

      INTEREST INCOME                                                6,792              34,646

      INTEREST EXPENSE                                            (240,556)            (89,714)
                                                                ----------          ----------

      Net loss                                                  $ (287,262)         $ (241,701)
                                                                ==========          ==========

      NET LOSS PER SHARE OF COMMON STOCK                        $    (0.10)         $    (0.08)
                                                                ==========          ==========

      WEIGHTED AVG NUMBER OF COMMON SHARES OUTSTANDING           2,933,333           2,933,333
                                                                ----------          ----------










The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1996 & 1995
                                               UNAUDITED

- - -------------------------------------------------------------------------------------------------------
                                                                       Three Month         Three Month
                                                                      Period Ended        Period Ended
                                                                      June 30, 1996       June 30, 1995
- - -------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $ (287,262)        $  (241,701)
      Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                   186,269              83,248
          Noncash compensation charge                                     138,700                   0
          Changes in assets and liabilities:
             Interest and other receivables                                (4,762)            (27,263)
             Prepaid expenses and other assets                            (11,090)             37,609
             Deposits                                                           0             (43,641)
             Inventories                                                  (33,252)                  0
             Deferred revenue                                              54,040                   0
             Accounts payable and accrued expenses                        269,650             (42,347)
                                                                       ----------         -----------

      Cash provided by (used in) operating activities                     312,293            (234,095)
                                                                       ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net (purchases) maturities  of short-term investments                     0             247,072
      Purchases of property and equipment                                 (12,985)             (8,215)
      Golf course development costs capitalized                          (889,728)         (2,033,438)
      Cash (restricted) released from escrow                               (2,094)          1,804,521
                                                                       ----------         -----------

      Net cash provided by (used in) investing activities                (904,807)              9,940
                                                                       ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long term debt                                        380,970                   0
      Repayment of long term debt                                         (97,331)            (14,969)
                                                                       ----------         -----------

      Net cash provided by (used in) financing activities                 283,639             (14,969)
                                                                       ----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (308,875)           (239,124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,054,144             760,844
                                                                       ----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  745,269         $   521,720
                                                                       ==========         ===========






   The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 & 1995
                                                   UNAUDITED

- - ---------------------------------------------------------------------------------------------------------------
                                                                                Six Month          Six Month
                                                                               Period Ended       Period Ended
                                                                              June 30, 1996       June 30, 1995
- - ---------------------------------------------------------------------------------------------------------------

NET REVENUES                                                                    $3,125,829          $  744,069

COSTS AND EXPENSES:

                Operating, general and administrative                            2,654,463           1,093,874
                Noncash compensation charge - management stock options             416,700                   0
                                                                                ----------          ----------

                Operating income (loss)                                             54,666            (349,805)

                INTEREST INCOME                                                     10,930              94,910

                INTEREST EXPENSE                                                  (449,086)           (178,366)
                                                                                ----------          ----------

                Net loss                                                        $ (383,490)         $ (433,261)
                                                                                ==========          ==========

                NET LOSS PER SHARE OF COMMON STOCK                              $    (0.13)         $    (0.15)
                                                                                ==========          ==========

                WEIGHTED AVG NUMBER OF COMMON SHARES OUTSTANDING                 2,933,333           2,933,333
                                                                                ----------          ----------









   The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 & 1995
                                                     UNAUDITED

- - ------------------------------------------------------------------------------------------------------------------
                                                                                 Six Month             Six Month
                                                                                Period Ended          Period Ended
                                                                               June 30, 1996         June 30, 1995
- - ------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                          $  (383,490)          $  (433,261)
              Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities:
                          Depreciation and amortization                             345,888               190,290
                          Noncash compensation charge                               416,700                     0
                          Changes in assets and liabilities:
                             Interest and other receivables                           9,948               (19,291)
                             Prepaid expenses and other assets                       24,568                (1,066)
                             Deposits                                                 8,100               (63,641)
                             Inventories                                            (44,916)                    0
                             Deferred revenue                                         9,112                     0
                             Accounts payable and accrued expenses                 (207,513)             (554,664)
                                                                                -----------           -----------

              Cash provided by (used in) operating activities                       178,397              (881,633)
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Net (purchases) maturities  of short-term investments                       0               751,654
              Purchases of property and equipment                                   (33,226)              (85,322)
              Golf course development costs capitalized                          (1,334,297)           (4,159,523)
              Investment in partnership and management contract                           0              (269,740)
              Increase in other assets                                              (50,000)                    0
              Cash (restricted) released from escrow                                 (2,094)            4,612,752
                                                                                -----------           -----------

              Net cash provided by (used in) investing activities                (1,419,617)              849,821
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from long term debt                                          736,298               176,214
              Repayment of long term debt                                          (223,193)              (26,296)
                                                                                -----------           -----------

              Net cash provided by (used in) financing activities                   513,105               149,918
                                                                                -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (728,115)              118,106

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,473,384               403,614
                                                                                -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   745,269           $   521,720
                                                                                ===========           ===========






   The accompanying notes are an integral part of these consolidated financial statements.

                SENIOR TOUR PLAYERS DEVELOPMENT, INC & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BASIS OF PRESENTATION

        Senior Tour Players Development, Inc. ("the Company") was organized as a Nevada corporation on April 6, 1994 for the purposes of developing, acquiring, and managing semi-private, private, and public golf courses and golf practice facilities throughout the United States.

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. ("The Badlands"), which was established during 1995, and is located in Las Vegas, Nevada. The Company also owns a majority (53.5%) interest in the Forest Lakes Limited Partnership which owns The Forest Lakes Golf Club in Sarasota, Florida ("Forest Lakes") and accordingly, the financial information presented herein includes the assets, liabilities, and revenue and expense of Forest Lakes. All significant intercompany transactions and balances have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS

        For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        INVENTORIES

        Inventories are stated at the lower of cost or market, and consist of food & beverage, golf equipment, clothing, and accessories, and course maintenance inventories consisting of chemicals, fertilizer, and seed.

        PROPERTY, EQUIPMENT, AND DEPRECIATION

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        REVENUE

        Revenue consists primarily of greens fees, membership dues, golf cart rental fees, golf course management fees, food, beverage, and pro shop merchandise sales. Deferred revenues consists of prepaid membership dues which are recognized within one year of receipt as earned.

                SENIOR TOUR PLAYERS DEVELOPMENT, INC & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        NET LOSS PER SHARE OF COMMON STOCK

        Net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares outstanding during the period.

2. GOLF COURSE DEVELOPMENT COSTS

        CONSTRUCTION IN PROGRESS

        The Company is in the final construction phase of the clubhouse facilities at The Badlands At June 30, 1996 construction in progress consisted of construction, design, and other costs incurred in connection with the construction of the clubhouse and other structures at The Badlands as well as preliminary design and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas. These costs will be depreciated over the estimated useful lives of the assets once the assets are placed in service.

        LAND LEASE AGREEMENT - THE BADLANDS

        The Badlands is situated on approximately 186 acres of leased land in Las Vegas, Nevada, which land is leased for a term of 49 years expiring July, 2045. The lease agreement contains four 10-year options to extend the term of the lease based on certain terms as defined. The lease requires rental payments of $240,000 per annum, commencing July 1, 1995, with an increase every three years based on the increase in the Consumer Price Index. The lease also contains a contingent rental clause requiring the Company to pay an amount equal to the amount by which 6% of annual gross receipts at The Badlands exceeds the minimum annual rental of $240,000. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased land.

        LAND LEASE AGREEMENT - THE BADLANDS - DEVELOPMENT OF ADDITIONAL NINE
        HOLES

        During June, 1996 the Company executed an agreement to lease an additional 67 acres abutting The Badlands which land will be used to develop an additional nine holes. The term of the new lease will be coterminous with the existing lease, namely 50 years expiring July 2045, with four (4) ten-year extension options. The annual rental will be the greater of 6% of annual revenue or $120,000, with rentals commencing on the earlier of : (i) the opening of the additional nine holes to the general public; or (ii) November 1, 1998. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

        WATER RIGHTS AGREEMENT - NEVADA

        The Company has purchased 399 acre-feet of water rights under a water rights agreement (the "Agreement") for use at The Badlands. The Agreement requires the Company to pay $13,300 per month commencing on July 1, 1995, with no interest, for ten years through July 2005. The obligation under the water rights agreement has been capitalized in the

                SENIOR TOUR PLAYERS DEVELOPMENT, INC & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        WATER RIGHTS AGREEMENT - NEVADA (CONTINUED)

        accompanying consolidated balance sheet. The capitalized water rights will not be amortized since the asset has an indefinite and indeterminable life span, and is transferable by the Company subject to certain restrictions in the Agreement.

        CONSTRUCTION AND TERM LOAN AGREEMENT - THE BADLANDS

        In December, 1995, the Company entered into a $6,700,000 loan agreement. At the closing, the loan provided the Company with $3,384,000 which was used to pay off the then outstanding Badlands construction loan, and return approximately $1,200,000 in cash to the Company. The agreement allows the Company to borrow up to an additional $1,616,000 to provide funds to complete construction of the clubhouse and other structures at The Badlands.

        In addition to the $3,384,000 at closing and the $1,616,000 provided for clubhouse construction, the loan provides for the availability to the Company of an additional $1,700,000 in "Earnout Advances". The earnout funds will be made available to the Company over a period of thirty months following the loan closing so long as certain operating results are achieved at The Badlands, including minimum debt service coverage ratios, and other revenue and cash flow criteria, as defined in the loan agreement.

        The loan is subject to a 20-year amortization with the interest rate fixed at 10.78%. The loan term is five years with a maturity date of December 26, 2000, however the Company may extend the term for an additional five years upon payment of an extension fee of .5% and assuming the Company meets certain terms and conditions as defined in the agreement. Borrowings are collateralized by a Deed of Trust and a security interest in substantially all assets of The Badlands. The agreement also contains certain covenants, including those of a financial nature, which the Company must meet and maintain.

3.  LONG TERM DEBT

        Long-term debt consists of the following at June 30, 1996:

        Mortgage note payable to NationsCredit, secured by The Badlands                 $4,104,546

        Mortgage note payable to Textron Financial, secured by the golf course at Forest Lakes, interest is at the prime rate plus 2%, principal and
        interest of approximately $21,000 due monthly, maturing 1-31-2002                2,003,442

        Mortgage note payable to sellers of the clubhouse at Forest Lakes, interest only payable monthly at 9.25%, with principal due at maturity
        on January 7, 2000                                                               1,000,000

                SENIOR TOUR PLAYERS DEVELOPMENT, INC & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        3. LONG TERM DEBT (CONTINUED):

        Capital lease obligation for turf maintenance and other equipment, principal and interest payments of $12,660 due monthly, final maturity
        date of September 30, 1999                                                                 410,369

        Collateralized note payable, due October 15, 1998, with monthly principal
        and interest payments of $1,654, interest at the prime rate plus 2.0%                       39,141

        Note payable to a bank, due February 3, 2000, with monthly principal
        payments of $1,000 together with interest at the prime rate plus 2.0%                       45,000

        Various collateralized notes payable to a bank with monthly principal and interest payments of $904, with interest rates ranging from 9.0% to 9.25%
        and maturity dates from July 1997 to September 1998                                         13,910
                                                                                                ----------
                                                                                                $7,616,408
        Less-current portion                                                                       239,598
                                                                                                ----------
               LONG TERM DEBT                                                                   $7,376,810
                                                                                                ----------

4. STOCKHOLDERS' EQUITY

        COMMON STOCK

        In November 1994, the Company sold 1,600,000 shares of common stock and warrants at a price of $5.00 per common share and $.10 per warrant through an initial public offering. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50, subject to adjustment, at any time until November 16, 1999, at which time the warrants expire. The warrants are subject to redemption by the Company at a price of $5.10 per warrant on 30 days' written notice, provided the average of the closing bid prices of the common stock of the Company equals or exceeds $8.00 for 20 consecutive trading days ending 3 days of the date the notice of redemption is given.

        UNDERWRITER'S WARRANTS

        In connection with the Company's initial public offering in November 1994, the Company issued 160,000 warrants to the underwriter (the "Underwriter's Warrants"). Each Underwriter's Warrant entitles the Underwriter to purchase one share of common stock for $7.25 and one warrant for $.15.

        OVERALLOTMENT OPTION

        In addition to the Underwriter's Warrants, the Company granted an overallotment option (the "Option") to the Underwriter. The Option, exercisable not later than forty-five days after the date of the prospectus, November 16, 1994, entitled the Underwriter to purchas additional shares of common stock and/or additional warrants at the public offering price less the underwriting discounts and commissions, as defined. In

                SENIOR TOUR PLAYERS DEVELOPMENT, INC & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        OVERALLOTMENT OPTION (CONTINUED)

        December 1994, the Underwriter exercised its option and purchased 153,200 warrants for $13,351 net of discounts and commissions.

        PREFERRED STOCK

        The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

        STOCK OPTION PLAN

        On June 20, 1994, the Company adopted a Stock Option Plan which provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. As of June 30, 1996, 195,000 options have been authorized to be granted under this plan.

        MANAGEMENT STOCK OPTIONS

        Effective June 20, 1994, the Company entered into employee stock option agreements with certain officers and key employees granting them options to acquire up to 1,111,111 shares of the Company's common stock for an exercise price of $1.00 per share. Under these agreements, each employee's options vest and become exercisable based on the Company achieving certain financial benchmarks, as defined in the agreements.

        During the fourth quarter of 1995, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a noncash compensation charge for $2,500,000 based on its estimate of the value related to the probable future vesting of stock options granted to these individuals. The noncash compensation charge at December 31, 1995 was calculated based on the market price of the Company's common stock on December 31, 1995 ($3.25), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111). This amount is subject to further adjustment in future periods through the date the options vest based on changes in the market price of the Company's stock. Accordingly, during the period from January 1, 1996 thru June 30, 1996 the Company recorded additional noncash compensation charges totalling $416,700 relating to these options. Thru June 30, 1996 the Company had accrued $2,916,700 based on the market price of the Company's Common Stock on June 30, 1996 of $3.625 per share.

                SENIOR TOUR PLAYERS DEVELOPMENT, INC & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  INCOME TAXES

        At December 31, 1995, the Company had a N.O.L. carryforward available for federal tax purposes of approximately $1,442,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

6. SUBSEQUENT EVENTS

        RELATED PARTY TRANSACTION - LOAN GUARANTY

        During July 1996, following a vote of the Board of Directors, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that is developing a driving range facility on Route 1 in Saugus, Massachusetts (the "Project"). The Company has agreed to guaranty a loan in an amount not to exceed $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services in addition to its 25% interest to all Project profits. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interest of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority owner of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range is scheduled to open to the general public during the month of August, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES.
- - -------------------------------

        The Company believes that is has sufficient cash, operating revenues, and committed financing, to meet its current operating needs.

        At June 30, 1996, the Company had $745,269 in cash and cash equivalents and the Company had borrowed $4,104,546 under its $6,700,000 construction and permanent loan agreement, the terms of which are summarized herein and in the notes to the consolidated financial statements included in Part I of this report.

        It is the Company's practice to lease golf carts under operating leases, and to lease maintenance equipment, office, and golf equipment under capital leases at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment at The Badlands and plans to lease substantially all of the clubhouse FF&E at The Badlands and has secured a $750,000 leasing line of credit for this purpose. As of June 30, 1996 the Company had $410,369 outstanding under this leasing line of credit. The Company has leased its golf cart fleet at The Badlands under an operating lease.

        At June 30, 1996 while the Company's consolidated balance sheet reflected negative working capital of $121,893, current liabilities included $354,522 representing contract amounts payable relating to the construction of the Badlands clubhouse that will be funded through the long term construction loan agreement already in place with NationsCredit as discussed herein.

PLAN OF OPERATION.
- - ------------------

        The Company's plan of operation for the next twelve months will involve the completion of the clubhouse at The Badlands and operation of that golf course; the planning, design, and commencement of construction of an additional nine holes at The Badlands; the continuing management of Forest Lakes Golf Club in Sarasota, Florida in which the Company owns a 53.5% ownership interest; continuing management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management contract; completion of due diligence and the planning and design of construction of the proposed golf course at Stonebridge Ranch in McKinney, Texas as more fully described herein; fund raising efforts for debt and equity to finance the proposed new development project in McKinney, Texas; and the continuing search for opportunities for the acquisition, lease, and development of golf course and golf practice facilities and golf course management opportunities throughout the United States.

        Depending on its success in identifying and entering into additional golf course and golf practice facility development, lease, and acquisition opportunities, the Company will seek additional financing and equity sources to fund potential transactions or projects. Accordingly, the Company is presently participating in active discussions concerning additional golf course and practice facility development and acquisition projects.

        Notwithstanding the Company's efforts and plans for new acquisitions and development, except for the properties described herein, as of the date of this report, the Company has no binding or definitive commitments, agreements, or understandings to acquire, lease, or develop any additional golf courses or golf practice facilities; however, additional acquisitions developments, leases, or management agreements may be negotiated or entered into at any time.

PROPOSED GOLF COURSE DEVELOPMENT - STONEBRIDGE RANCH - MCKINNEY, TEXAS

        During March, 1996 the Company signed a purchase and sale agreement and related documents with Stonebridge Ranch Development Corporation, a residential development group of the Mobil Land organization, an affiliate of Mobil Corporation, for the proposed development of an 18-hole championship golf facility located within the Stonebridge Ranch Development in McKinney, Texas, approximately 25 miles north of Dallas.

        Under the terms of the proposed agreement, land is to be conveyed by the Stonebridge Ranch Development Corporation to the Company for total consideration of ten dollars ($10.00) and the Company, in turn, shall be responsible for 100% of the costs of the design, development, and operation of an 18-hole championship golf course, clubhouse, driving range, and maintenance facilities. The Company has no interest in the residential development which is planned for the land surrounding the course. During the Company's due diligence period, the Company, at its sole option, can elect to develop a 27-hole facility, and if such an election is made, additional land will be conveyed to the Company at no additional consideration.

        In connection with the design and promotion of the golf course, the Company intends to utilize the design and marketing services of six "Legends" of golf to design three holes each and participate in the promotion of the facility. The Company has entered into agreements with senior pros Sam Snead, Bob Goalby, Chi Chi Rodriguez, Miller Barber, and Orville Moody, and regular PGA TOUR pro Bruce Lietzke to provide design and promotional services to the project.

        Based on the permitting and design process, it was initially thought that course construction would commence in the Fall of 1996 with a course opening targeted for late 1997. However, several issues have arisen which may delay the start of construction. The primary reasons for the delay include the announced sale of the Mobil Land Development Corporation by Mobil Corporation to Westbrook Partners, LLC, a real estate investment company. The Stonebridge Ranch Community is owned by Mobile Land Development. The pending sale has caused delays in the Company's due diligence undertakings as well as delays in the permitting timetable.

        Notwithstanding the Company's desire to do so, the Company's ability to develop a golf course at Stonebridge Ranch in McKinney, Texas is dependent on a number of factors, including, but not limited to, the ability of the Company to raise the necessary joint venture equity and debt to finance the project; the requirement to receive all necessary approvals and permits for the construction of the golf course and related facilities; and additionally, if the Company requires a postponement of the construction start, then the Company must be able to negotiate any postponement with Mobil Land Development.

THE  BADLANDS

        The construction of the Badlands clubhouse is continuing and the Company hopes to move into its new facilities by the end of August. The Company has been operating since October, 1995 with a temporary clubhouse which contains the pro shop, a food and beverage facility, and a separate temporary cart storage facility.

        During June, 1996 the Company executed an agreement to lease an additional 67 acres abutting The Badlands which land will be used to develop an additional nine holes. The Company plans to utilize the design services of Johnny Miller Design for the nine-hole expansion. and is presently negotiating a design contract in this regard. Following the permitting and design process, course construction will likely commence in the Fall of 1996, with a course opening targeted for the Fall of 1997. It is expected that financing for the project will be provided by NationsCredit under a construction and permanent loan agreement as discussed herein.

        The term of the new land lease will be coterminous with the existing Badlands land lease, namely 50 years expiring July 2045, with four (4) ten-year extension options. The annual rental will be the greater of 6% of annual revenue or $120,000, with rentals commencing on the earlier to occur of (i) the opening of the additional nine holes to the general public; or (ii) November 1, 1998. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

GOLFTOWN DRIVING RANGE - SAUGUS, MASSACHUSETTS

        During July 1996, following a vote of the Company's Board of Directors, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that is developing a driving range facility on Route 1 in Saugus, Massachusetts (the "Project"). The Company has agreed to guaranty a loan in an amount not to exceed $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services, which fee would be in addition to the Company's right to receive 25% of all Project profits. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority owner of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The dirving range is scheduled to open during August..

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1996 VS.THREE MONTH PERIOD ENDED JUNE 30, 1995
- - --------------------------------------------------------------------------------

The Company was organized in April, 1994 and generated its initial operating revenues during the first quarter ended March 31, 1995 when it acquired a 53.5% interest in the Forest Lakes Golf Club in Sarasota, Florida. The Company was deemed to be a development stage company as described in FAS-7 "Accounting and Reporting by Development Stage Enterprises" until the fourth quarter of 1995, when the Badlands Golf Club, the Company's initial development project, opened for public play. During the six month period ended June 30, 1995 the Company's revenues were limited to Forest Lakes operating revenues and management fees from a management agreement with New England Country Club.

NET REVENUES during the second quarter ended June 30, 1996 totalled $1,544,842 compared to $286,352 during the second quarter of 1995, an increase of $1,258,490. Substantially all of the increase relates to revenues generated at The Badlands Golf Club during the second quarter of 1996.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,459,640 for the three month period ended June 30, 1996 compared to $472,985 for the corresponding period in 1995, an increase of $986,655 which is primarily (91%) attributable to the opening of The Badlands. Operating expenses at The Badlands during the second quarter of 1996 totalled $894,704 versus $0 in 1995.

NONCASH COMPENSATION CHARGES. During the second quarter of 1996 the Company recorded a noncash compensation charge of $138,700 representing an adjustment to the reserve established in 1995 for the probable future vesting of stock options granted to executive officers and key employees of the Company. During 1994 the Company entered into employee stock option agreements with certain key employees under which such employees have been granted options to acquire up to 1,111,111 shares of Common Stock of the Company for an exercise price of $1.00 per share. Under the agreements, the options vest and become exercisable in the following amounts when and if the Company achieves the following benchmarks: (i) the Company has, for the year ending December 31, 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") of at least $1,000,000 (50% of the shares subject to the options become immediately exercisable); and (ii) the Company has, for the year ending December 31, 1997, EBITDA of at least $1,500,000 (50% of the shares subject to the options become immediately exercisable). The reserve of $2,916,700 at June 30, 1996 assumes that all of the shares subject to the options vest on the dates indicated herein.

 The calculation by the Company of the $2,916,700 reserve established at June 30, 1996 is based on the market price of the Company's Common Stock on June 30, 1996 ($3.625), minus the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111). Under current accounting guidelines, if the EBITDA benchmarks are achieved as called for under the option agreements, the charge or cost to recognize the vesting of the options will be calculated by multiplying the number of shares that become exercisable, by the market price of the Company's Common Stock on the "Measurement Date" minus the exercise price of $1.00 per share. The "Measurement Date" in the Company's instance, are the dates on which the benchmarks are, (or may be) achieved, namely December 31, 1996 and 1997. The amount accrued as of June 30, 1996 is subject to further adjustment in future periods through the date the options vest based on changes in the market price of the Company's stock. .

INTEREST EXPENSE totalled $240,556 for the second quarter ended June 30, 1996 compared to $89,714 during the quarter ended June 30, 1995. Forest Lakes interest totalled $81,755 during the second quarter of 1996 and represents interest payments on a first mortgage on the golf course, a separate clubhouse mortgage, and various maintenance equipment financing agreements. Total debt at Forest Lakes at June 30, 1996 was $3,101,492. The remaining interest expense of $158,801 relates to The Badlands Golf Club and includes interest on the NationsCredit first mortgage on the golf course, a capital lease, and interest on financed water rights.

INTEREST INCOME totalled $6,792 during the second quarter of 1996 compared to $34,646 during the corresponding period in 1995. Interest income relates primarily to interest earned on funds invested in U.S. Government agency obligations and U.S. Treasury bills.

SIX MONTH PERIOD ENDED JUNE 30, 1996 VS. SIX MONTH PERIOD ENDED JUNE 30, 1995
- - -----------------------------------------------------------------------------

NET REVENUES during the six month period ended June 30, 1996 totalled $3,125,829 compared to $744,069 during 1995, an increase of $2,381,760. Substantially all of the increase relates to revenues generated at The Badlands Golf Club which opened in October 1995 and which totalled approximately $2,382,000 during the six month period ended June 30, 1996.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $2,654,463 for the six month period ended June 30, 1996 compared to $1,093,874 for the corresponding period in 1995, an increase of $1,560,589, due primarily to the opening of The Badlands. Operating expenses at The Badlands during the six months ended June 30, 1996 totalled $ 1,566,367 versus $0 in 1995.

NONCASH COMPENSATION CHARGES totalled $416,700 during the six month period ended June 30, 1996 representing an adjustment to the reserve established in 1995 for the probable future vesting of stock options granted to executive officers and key employees of the Company in 1994. Refer to the notes to the consolidated financial statements included herein and to "Results of Operations - Three
Month Period Ended June 30, 1996 vs.Three Month Period Ended June 30, 1995" elsewhere in this report for a more detailed explanation of noncash charges.

INTEREST EXPENSE totalled $449,086 during the six month period ended June 30, 1996 compared to $178,366 during 1995, an increase of $270,720 which is primarily due to the opening of The Badlands. Interest expense relating to The Badlands Golf Club totalled approximately $284,000 during the six month period ended June 30, 1996 versus $0 during the corresponding period in 1995 and includes interest on the NationsCredit first mortgage on the golf course, a capital lease, and interest on financed water rights.

INTEREST INCOME totalled $10,930 during the six month period ended June 30, 1996 compared to $94,910 during the corresponding six month period in 1995. Interest income relates primarily to interest earned on funds invested in U.S. Government agency obligations and U.S. Treasury bills.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        The Company is not currently involved in any legal proceedings which could have a material effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES                   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On June 5, 1996 the Company held its Annual Meeting of Shareholders. The only matters voted on by shareholders was the election of seven directors, which comprises the entire Board of Directors of the Company, and the ratification of management's selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1996. These matters were noticed to shareholders of record, and solicited prior to the Annual Meeting through proxies sent to holders of record of the Company's common stock as of the close of business May 10, 1996. The following directors were nominated and duly elected at the Annual Meeting:

               Stanton V. Abrams      President & CEO
               Richard B Rogers       Senior Vice President
               Michael J. Meluskey    Treasurer, Secretary
               Stanley Bernstein Independent Outside Director Robert L. Seelert Independent Outside Director
               Arnold Mullen          Independent Outside Director
               Alan L. Stanzler       Independent Outside Director

ITEM 5.  OTHER INFORMATION           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                 None.


                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SENIOR TOUR PLAYERS DEVELOPMENT, INC.


Dated:  August 13, 1996                 By:
                                            ------------------------------------
                                            Lawrence P. Butler
                                            Chief Financial Officer