Form 10QSB
period 1996-09-30
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1996-11-14
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarterly Period Ended September 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
     For the transitional period from           to
                                      ---------    ----------

                           Commission File No. 1-13362
                                               -------

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                      -------------------------------------
           (Name of Small Business Issuer as specified in its charter)


             Nevada                                     04-3226365
             ------                                     ----------
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

               2,933,333 Shares of Common Stock, as of November 12, 1996

Transitional Small Business Issuer Format (check one):

Yes         No   x
   -----       -----

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

====================================================================================
                                                                       September 30
                                                                            1996
====================================================================================
ASSETS

CURRENT:
         Cash and cash equivalents                                      $   376,104
         Interest and other receivables                                      72,456
         Inventories                                                        162,455
         Prepaid expenses and other current assets                           49,939
                                                                        -----------
                           Total current assets                             660,954
                                                                        -----------
PROPERTY AND EQUIPMENT:
         Property and equipment, net of accumulated depreciation         11,021,290
         Construction in progress                                         2,318,801
                                                                        -----------
                           Property and equipment, net                   13,340,091
                                                                        -----------
OTHER ASSETS:
         Restricted cash                                                     18,848
         Water rights                                                     1,051,992
         Other assets                                                       266,871
                                                                        -----------
                           Total other assets                             1,337,711
                                                                        -----------
                                                                        $15,338,756
                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                          $   941,297
         Current portion of long term debt                                  298,035
         Current portion of obligation under water-rights agreement          76,766
         Deferred revenues                                                  197,230
                                                                        -----------
                           Total current liabilities                      1,513,328
                                                                        -----------
LONG TERM LIABILITIES:
         Obligation under water rights agreement                            882,965
         Long term debt                                                   7,883,387

STOCKHOLDERS' EQUITY:
         Preferred stock, $.10 par value; 5,000,000 shares authorized             0
         Common stock, $.001 par value; 15,000,000 shares authorized;
         2,933,333 shares issued and outstanding                              2,933
         Additional paid-in capital                                       7,545,040
         Management options                                               1,805,600
         Accumulated deficit                                             (4,294,497)
                                                                        -----------

                           Total stockholders' equity                     5,059,076
                                                                        -----------
                                                                        $15,338,756
                                                                        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 1996 & 1995
                                    UNAUDITED

=========================================================================================================
                                                                            Three Month     Three Month
                                                                            Period Ended    Period Ended
                                                                           Sept 30, 1996   Sept 30, 1995
=========================================================================================================

NET REVENUES                                                                 $ 1,035,017     $  469,069

COSTS AND EXPENSES:

   Operating, general and administrative                                       1,481,284        776,652
   Noncash compensation charge (credit)                                       (1,111,100)             0
                                                                             -----------     ----------

   Operating income (loss)                                                       664,833       (307,583)

   INTEREST INCOME                                                                 5,847         15,729

   INTEREST EXPENSE                                                             (231,416)       (89,112)
                                                                             -----------     ----------

   Net Income (Loss)                                                         $   439,264     $ (380,966)
                                                                             ===========     ==========
   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                        $0.12         $(0.13)
                                                                                   =====         ======

   WEIGHTED AVERAGE  NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                                                3,621,164      2,933,333
                                                                             -----------     ----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 & 1995
                                    UNAUDITED

=================================================================================================================================
                                                                            Nine Month      Nine Month
                                                                            Period Ended    Period Ended
                                                                           Sept 30, 1996   Sept 30, 1995
=================================================================================================================================

NET REVENUES                                                                 $4,160,845      $1,213,138

COSTS AND EXPENSES:

  Operating, general and administrative                                       4,135,747       1,870,526
  Noncash compensation charge (credit) - management stock options              (694,400)              0
                                                                             ----------      ----------

  Operating income (loss)                                                       719,498        (657,388)

  INTEREST INCOME                                                                16,777         110,639

  INTEREST EXPENSE                                                             (680,502)       (267,478)
                                                                             ----------      ----------

  Net income (loss)                                                          $   55,773      $ (814,227)
                                                                             ==========      ==========

  NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE                        $0.02          $(0.28)
                                                                                  =====          ======


  WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
    OUTSTANDING                                                               3,621,164       2,933,333
                                                                             ----------      ----------




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 1996 & 1995
                                    UNAUDITED

=============================================================================================================================
                                                        Three Month       Three Month
                                                        Period Ended      Period Ended
                                                       Sept 30, 1996     Sept 30, 1995
=============================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   439,264      $  (380,966)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
        Depreciation and amortization                       137,747           84,629
        Noncash compensation charge (credit)             (1,111,100)               0
        Changes in assets and liabilities:
           Interest and other receivables                    15,256           36,854
           Prepaid expenses and other assets                 21,201         (116,933)
           Deposits                                         (17,179)         115,485
           Inventories                                      (38,288)           1,252
           Deferred revenue                                  27,293          (39,874)
           Accounts payable and accrued expenses            269,210           82,767
                                                        -----------      -----------

  Cash (used in) operating activities                      (256,596)        (216,786)
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments                            0          242,901
  Purchases of property and equipment                        (6,319)        (520,548)
  Golf course development costs capitalized                (648,931)      (1,653,705)
  Cash (restricted) released from escrow                     (4,188)         392,865
                                                        -----------      -----------

  Net cash (used in) investing activities                  (659,438)      (1,538,487)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                              597,755        1,746,311
  Repayment of long term debt                               (50,886)         (12,720)
                                                        -----------      -----------

  Net cash provided by financing activities                 546,869        1,733,591
                                                        -----------      -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                (369,165)         (21,682)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              745,269          521,720
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $   376,104      $   500,038
                                                        ===========      ===========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 & 1995
                                    UNAUDITED

=================================================================================================================================
                                                         Nine Month       Nine Month
                                                         Period Ended     Period Ended
                                                        Sept 30, 1996    Sept 30, 1995
=================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $    55,773      $  (814,227)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                        483,635          317,342
        Noncash compensation charge (credit)                (694,400)               0
        Changes in assets and liabilities:
          Interest and other receivables                      25,204           17,563
          Prepaid expenses and other assets                   45,769         (124,379)
          Deposits                                            (9,079)          51,844
          Inventories                                        (83,204)           7,632
          Deferred revenue                                    36,405          (73,171)
          Accounts payable and accrued expenses               61,697         (481,023)
                                                         -----------      -----------

   Cash (used in) operating activities                       (78,200)      (1,098,419)
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments                            0          994,555
   Purchases of property and equipment                       (39,544)        (605,870)
   Golf course development costs capitalized              (1,983,227)      (5,813,228)
   Investment in partnership and management contract               0         (269,740)
   Increase in other assets                                  (50,000)               0
   Cash (restricted) released from escrow                     (6,283)       5,005,617
                                                         -----------      -----------

   Net cash (used in) investing activities                (2,079,054)        (688,666)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                            1,334,053        1,922,525
   Repayment of long term debt                              (274,079)         (39,016)
                                                         -----------      -----------

   Net cash provided by financing activities               1,059,974        1,883,509
                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (1,097,280)          96,424

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,473,384          403,614
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   376,104      $   500,038
                                                         ===========      ===========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                Preferred Stock      Common Stock      Additional                   Retained           Total
For The Period January 1, 1995  ---------------      ------------       Paid-In     Management      Earnings       Stockholders'
Thru September 30, 1996         Shares   Amount    Shares    Amount     Capital       Options       (Deficit)         Equity
================================================================================================================================


Balance, December 31, 1994        -         -     2,933,333  $2,933    $7,545,040           $0     $  (324,862)    $ 7,223,111

Net Income (Loss)                                                                                   (4,025,408)     (4,025,408)

Noncash compensation charge                                                          2,500,000          -            2,500,000
                                                                                    ----------                     -----------

Balance, December 31, 1995        -         -     2,933,333  $2,933    $7,545,040   $2,500,000     $(4,350,270)    $ 5,697,703

Net Income (Loss)                                                                                       55,773          55,773

Noncash compensation credit                                                           (694,400)                       (694,400)
                                                                                    ----------                     -----------

Balance, September 30, 1996       -         -     2,933,333  $2,933    $7,545,040   $1,805,600     $(4,294,497)    $ 5,059,076
                                                  =========  ======    ==========   ==========     ===========     ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

     INTERIM FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared and presented by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10QSB. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation in financial position as of September 30, 1996, and results of operations for the three and nine month periods ended September 30, 1996 and 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

     CASH AND CASH EQUIVALENTS

     For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

     REVENUE

     Revenue consists primarily of greens fees, membership dues, golf cart rental fees, golf course management fees, food, beverage, and pro shop merchandise sales. Deferred revenues consists of prepaid membership dues which are recognized ratably over the term of the membership.

     NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during each period in accordance with the treasury stock method. The weighted average number of common shares does not include the effect of certain out-of-the-money warrants outstanding as their effect is antidilutive. Net loss per share is computed using the weighted average number of common shares outstanding during each period.

2. GOLF COURSE DEVELOPMENT COSTS

     CONSTRUCTION IN PROGRESS

     During October, 1996 the Company completed construction of the clubhouse facilities at The Badlands. At September 30, 1996 construction in progress consisted of construction, design, and other costs incurred in connection with the construction of the clubhouse and other structures at The Badlands as well as preliminary design and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas, and the planned development of an additional nine holes at The Badlands. These costs will be depreciated over the estimated useful lives of the assets once the assets are placed in service.

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

     LAND LEASE AGREEMENT - THE BADLANDS - DEVELOPMENT OF ADDITIONAL NINE HOLES

     During June, 1996 the Company executed an agreement to lease an additional 67 acres abutting The Badlands which land will be used to develop an additional nine holes. The term of the new lease will be coterminous with the existing lease, expiring July 2045, with four (4) ten-year extension options. The annual rental will be the greater of 6% of annual gross receipts or $120,000, with rentals commencing on the earlier of : (i) the opening of the additional nine holes to the general public; or (ii) November 1, 1998. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

     WATER RIGHTS AGREEMENT - NEVADA

     The Company has purchased 399 acre-feet of water rights under a water rights agreement (the "Agreement") for use at The Badlands. The Agreement requires the Company to pay $13,300 per month commencing on July 1, 1995 and continuing for ten years through July 2005. The obligation under the water rights agreement has been capitalized in the accompanying consolidated balance sheet. The capitalized water rights will not be amortized since the asset has an indefinite and indeterminable life span, and is transferable by the Company subject to certain restrictions in the Agreement.

     CONSTRUCTION AND TERM LOAN AGREEMENT - THE BADLANDS ORIGINAL 18 HOLES & CLUBHOUSE

     In December, 1995, the Company entered into a $6,700,000 loan agreement. At the closing, the loan provided the Company with $3,384,000 which was used to pay off the then outstanding Badlands construction loan, returned approximately $1,200,000 in cash to the Company, and provided an additional $1,616,000 to complete construction of the clubhouse and other structures at The Badlands.

     In addition to the $3,384,000 at closing and the $1,616,000 provided for clubhouse construction, the loan provides for the availability to the Company of an additional $1,700,000 in "Earnout Advances". The earnout funds will be made available to the Company over a period of thirty months following the loan closing so long as certain operating results are achieved at The Badlands, including minimum debt service coverage ratios, and other revenue and cash flow criteria, as defined in the loan agreement. This earnout provision will be eliminated upon the closing of a new $5,000,000 construction and term loan agreement which is described herein and which will be used for development of an additional nine holes at The Badlands.

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

     CONSTRUCTION AND TERM LOAN AGREEMENT - THE BADLANDS - 9-HOLE EXPANSION

     During September 1996 the Company accepted a loan commitment in the amount of $5,000,000 for development of an additional nine holes at The Badlands. The loan provides for up to $4,000,000 for construction and other indirect costs associated with the development, and also provides for the availability of up to $1,000,000 in "Earnout Advances". The earnout funds will be made available to the Company over a period of thirty months following the loan closing so long as certain operating results are achieved, including minimum debt service coverage ratios, and other revenue and cash flow criteria, as defined in the loan agreement. This $1,000,000 earnout provision will supersede and serve to replace the earnout provision contained in the existing $6,700,000 construction and term loan agreement as discussed herein. The term of the new $5,000,000 loan will be five years with a five-year extension option, and will be amortized over twenty years.

3. LONG TERM DEBT

     Long-term debt consists of the following at September 30, 1996:

     Mortgage note payable to NationsCredit, secured by The Badlands             $4,537,942

     Mortgage note payable to Textron Financial, secured by the golf course at Forest Lakes, interest is at the prime rate plus 2%, principal and
     interest of approximately $21,000 due monthly, maturing 1-31-2002            1,996,920

     Mortgage note payable to sellers of the clubhouse at Forest Lakes, interest only payable monthly at 9.25%, with principal due at maturity
     on January 7, 2000                                                           1,000,000

     Capital lease obligations for FF&E, turf maintenance and other equipment, principal and interest payments of approximately $14,000 due monthly,
     final maturity date of September 30, 1999                                      513,683

     Collateralized note payable, due October 15, 1998, with monthly principal and interest payments of $1,654, interest at the prime rate
     plus 2.0%                                                                       35,391

     Unsecured revolving line of credit, payable on demand with interest at
     the prime rate plus 2.0%                                                        45,000

     Note payable to a bank, due February 3, 2000, with monthly principal
     payments of $1,000 together with interest at the prime rate plus 2.0%           41,000

     Various collateralized notes payable to a bank with monthly principal and interest payments of $904, with interest rates ranging from 9.0% to 9.25%
     and maturity dates from July 1997 to September 1998                             11,486
                                                                                 ----------
                                                                                 $8,051,672
     Less-current portion                                                           298,035
                                                                                 ----------
              LONG TERM DEBT                                                     $7,883,387
                                                                                 ----------

4. STOCKHOLDERS' EQUITY

     COMMON STOCK

     In November 1994, the Company sold 1,600,000 shares of common stock and warrants at a price of $5.00 per common share and $.10 per warrant through an initial public offering. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50, subject to adjustment, at any time until November 16, 1999, at which time the warrants expire. The warrants can be redeemed by the Company at a price of $5.10 per warrant on 30 days' written notice, provided the average of the closing bid prices of the common stock of the Company equals or exceeds $8.00 for 20 consecutive trading days ending 3 days before the date the notice of redemption is given.

     UNDERWRITER'S WARRANTS

     In connection with the Company's initial public offering in November 1994, the Company issued 160,000 warrants to the underwriter (the "Underwriter's Warrants"). Each Underwriter's Warrant entitles the Underwriter to purchase one share of common stock for $7.25 and one warrant for $.15.

     OVERALLOTMENT OPTION

     In addition to the Underwriter's Warrants, the Company granted an overallotment option (the "Option") to the Underwriter. The Option entitled the Underwriter to purchase additional shares of common stock and/or additional warrants at the public offering price less the underwriting discounts and commissions, as defined. In December 1994, the Underwriter exercised its option and purchased 153,200 warrants for $13,351 net of discounts and commissions.

     PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

     STOCK OPTION PLAN

     On June 20, 1994, the Company adopted a Stock Option Plan which provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. As of September 30, 1996, 195,000 options have been authorized to be granted under this plan.

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

     During the first and second quarter of 1996 the Company recorded noncash compensation charges of $278,000 and $138,700 respectively. During the third quarter of 1996 the Company recorded a credit adjustment of $1,111,100 and reduced the accrued non-cash compensation costs. The adjustment reflected a change in the market price of the Company's common stock. Thru September 30, 1996 and subsequent to this credit adjustment, the Company had accrued $1,805,600 based on the market price of the Company's Common Stock on September 30, 1996 of $2.625 per share.

5.  INCOME TAXES

     At December 31, 1995, the Company had a N.O.L. carryforward available for federal tax purposes of approximately $1,442,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

6.  RELATED PARTY TRANSACTION - LOAN GUARANTY

     During July 1996 the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation which owns and operates a driving range facility in Saugus, Massachusetts (the "Project"). The Company has agreed to guaranty a loan in an amount of $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services in addition to its 25% interest in the Project profits. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interest of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority stockholder of Golftown is Jeffrey Abrams, the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened to the general public during August, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RISK FACTORS AND CAUTIONARY STATEMENTS
--------------------------------------

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

     The industry in which the Company competes is highly competitive and capital intensive. The Company's future growth and profitability will be dependent upon future developments and/or acquisitions of additional golf courses and golf practice facilties. The number of attractive acquisitions and development opportunities may be limited and the Company may compete with other potential buyers whose financial and management resources are substantially greater than those of the Company. There can be no assurance that the Company will be successful in developing or acquiring any particular project or that any projects acquired or developed by the Company will be profitable. Additionally, the Company will be dependent upon third-party funding in the form of equity participation and/or debt to finance its development and acquisition of future golf courses and golf practice facilities. Until funding is obtained for new golf courses and golf practice facilities, the Company will be unable to proceed with those projects.

     In addition to competing with the Company at the acquisition and development stage, competitors could also acquire and/or develop golf courses and/or golf practice facilities in the same market as a Company facility and put the Company at a competitive disadvantage with respect to pricing and costs of operation. The Company's revenues will be largely dependent on industry factors which are beyond its control such as the availability of discretionary income for golf, a sustained level of popularity for golf, and shifting consumer preferences.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     The Company estimates that is has sufficient cash, operating revenues, working capital and leasing lines of credit, and committed financing, which are expected to enable the Company to meet its current operating needs, including the development of an additional nine holes at The Badlands.

     At September 30, 1996, the Company had $376,104 in cash and cash equivalents and the Company had borrowed $4,537,942 under its $6,700,000 construction and permanent loan agreement, the terms of which are summarized herein and in the notes to the consolidated financial statements included in
Part I of this report. The Company has received a seasonal working capital line of credit in the amount of $500,000. There were no borrowings under the line as of September 30, 1996.

     It is the Company's practice to lease golf carts under operating leases, and to lease maintenance equipment, office, and golf equipment under capital leases at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and all of the clubhouse FF&E at The Badlands, and has secured $750,000 in leasing lines of credit for these purposes. As of September 30, 1996 the Company had $513,683 outstanding under the leasing lines of credit. The Company has leased its golf cart fleet at The Badlands under an operating lease.

PLAN OF OPERATION.
------------------

     The Company's plan of operation for the next twelve months will involve the completion of the clubhouse at The Badlands and operation of that golf course; the planning, design, and commencement of construction of an additional nine holes at The Badlands; continuing management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management contract; completion of due diligence and the planning and design of construction of the proposed golf course at Stonebridge Ranch in McKinney, Texas as more fully described herein; fund raising efforts for debt and equity to finance the proposed new development project in McKinney, Texas; and the continuing search for opportunities for the acquisition, lease, and development of golf course and golf practice facilities and golf course management opportunities throughout the United States, with a particular focus on golf practice facilities.

     Depending on its success in identifying and entering into additional development, lease, and acquisition opportunities, the Company will seek additional financing and equity sources to fund potential transactions or projects. Accordingly, the Company is presently participating in active discussions concerning additional golf course and practice facility development and acquisition projects.

     Notwithstanding the Company's efforts and plans for new acquisitions and development, except for the properties described herein, as of the date of this report, the Company has no binding commitments, agreements, or understandings to acquire, lease, or develop any additional golf courses or golf practice facilities; however, additional acquisitions, developments, leases, or management agreements may be negotiated or entered into at any time.

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

     It was initially projected that course construction would commence in the Fall of 1996 with an opening targeted for late 1997. However, several issues have arisen which have delayed the start of construction. The primary reasons for the delay include the announced sale of the Mobil Land Development Corporation by Mobil Corporation to Westbrook Partners, LLC, a real estate investment company. The Stonebridge Ranch Community is owned by Mobile Land Development. The pending sale has caused delays in the Company's due diligence undertakings as well as delays in the permitting timetable.

        Notwithstanding the Company's desire to do so, the Company's ability to develop a golf course at Stonebridge Ranch in McKinney, Texas is dependent on a number of factors, including, but not limited to, the ability of the Company to raise the necessary joint venture equity and debt to finance the project; the requirement to receive all necessary approvals and permits for the construction of the golf course and related facilities; and the ability to negotiate a postponement of the construction start date with Mobil Land Development.

THE BADLANDS - LAS VEGAS, NEVADA

     The construction of the Badlands clubhouse has been completed and the Company moved into its new facilities during October, 1996. Since opening in October, 1995 the Company had been operating its pro shop and limited clubhouse operations from temporary trailers.

     During June, 1996 the Company executed an agreement to lease an additional 67 acres abutting The Badlands Golf Club which land will be used to develop an additional nine holes. The term of the new land lease will be coterminous with the existing Badlands land lease, namely 50 years expiring July 2045, with four
(4) ten-year extension options. The annual rental will be the greater of 6% of annual gross receipts or $120,000, with rentals commencing on the earlier to occur of (i) the opening of the additional nine holes to the general public; or
(ii) November 1, 1998. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

     The nine hole expansion is being designed by Johnny Miller Design, Ltd. with construction scheduled to commence in November to permit an opening by September, 1997. The Company has received a loan commitment to fund 100% of the construction costs.

GOLFTOWN DRIVING RANGE - SAUGUS, MASSACHUSETTS

     During July 1996, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that owns and operates a driving range facility in Saugus, Massachusetts, approximately eight miles north of Boston (the "Project"). The Company has agreed to guaranty a loan in an amount not to exceed $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services, which fee would be in addition to its 25% interest in the Project profits. In addition, the Company received a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority owner of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened during August, 1996.

RESULTS OF OPERATIONS
---------------------

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 VS.THREE MONTH PERIOD ENDED
-----------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

The Company was organized in April, 1994 and generated its initial operating revenues during the first quarter ended March 31, 1995 when it acquired a 53.5% interest in the Forest Lakes Golf Club in Sarasota, Florida. The Company was deemed to be a development stage company as described in FAS-7 "Accounting and Reporting by Development Stage Enterprises" until the fourth quarter of 1995, when the Badlands Golf Club, the Company's initial development project, opened for public play. During the three month period ended September 30, 1995 the Company's revenues were limited to Forest Lakes operating revenues and management fees from a management agreement with New England Country Club.

NET REVENUES during the three month period ended September 30, 1996 totalled $1,035,017 compared to $469,069 during the same period in 1995, an increase of $565,947. Substantially all of the increase relates to revenues generated at The Badlands Golf Club during the third quarter of 1996 which posted revenues of $801,064 versus $0 during the same period in 1995. The revenue increase from the Badlands was offset by $232,189 which represents revenues received by the Company during the third quarter of 1995 from operations at Hidden Hills Golf Club in northern New Jersey while it was in possession of the course for purposes of conducting due diligence in contemplation of a proposed acquisition. The Company subsequently withdrew its offer to purchase and vacated the property during the third quarter of 1995. Revenues during the third quarter of 1996 at Forest Lakes were down 5.5% or $10,935 compared to the same period in 1995. Revenues from management fees during the quarter totalled $48,469, an increase of $8,007 compared with the same period in 1995.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,481,284 for the three month period ended September 30, 1996 compared to $776,652 for the corresponding period in 1995, an increase of $704,632 which is primarily attributable to the opening of The Badlands. Operating expenses at The Badlands during the third quarter of 1996 totalled $942,243 versus $0 in 1995. During the third quarter of 1996, operating expenses relating to the Hidden Hills Golf Club were $0 versus $244,872 during the third quarter of 1995.

NONCASH COMPENSATION CREDIT. During the third quarter of 1996 the Company recorded a noncash credit adjustment of $1,111,100 representing an adjustment to the accrual initially established in 1995 for the probable future vesting of stock options granted to executive officers and key employees of the Company. During 1994 the Company entered into employee stock option agreements with certain key employees under which such employees have been granted options to acquire up to 1,111,111 shares of Common Stock of the Company for an exercise price of $1.00 per share. Under the agreements, the options vest and become exercisable in the following amounts when and if the Company achieves the following benchmarks: (i) the Company has, for the year ending December 31, 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") of at least $1,000,000 (50% of the shares subject to the options become immediately exercisable); and (ii) the Company has, for the year ending December 31, 1997, EBITDA of at least $1,500,000 (50% of the shares subject to the options become immediately exercisable). The reserve of $1,805,600 at September 30, 1996 assumes that all of the shares subject to the options vest on the dates indicated herein.

The calculation by the Company of the $1,805,600 accrual at September 30, 1996 is based on the market price of the Company's Common Stock on September 30, 1996 ($2.625), minus the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111). Under current accounting guidelines, if the EBITDA benchmarks are achieved as called for under the option agreements, the charge or cost to recognize the vesting of the options will be calculated by multiplying the number of shares that become exercisable, by the market price of the Company's Common Stock on the "Measurement Date" minus the exercise price of $1.00 per share. The "Measurement Date" in the Company's instance, are the dates on which the benchmarks are, (or may be) achieved, namely December 31, 1996 and 1997. The amount accrued as of September 30, 1996 is subject to further adjustment, up or down, in future periods through the date the options vest based on changes in the market price of the Company's stock.

INTEREST EXPENSE totalled $231,416 for the third quarter ended September 30, 1996 compared to $89,112 during the quarter ended September 30, 1995. The increase relates primarily to The Badlands Golf Club. Forest Lakes interest totalled $81,720 during the third quarter of 1996 compared to $87,021 during the third quarter of 1995 and represents interest payments on a first mortgage on the golf course, a separate clubhouse mortgage, and various maintenance equipment financing agreements. The remaining interest expense of $149,696 during the third quarter of 1996 relates to The Badlands Golf Club and includes interest on the NationsCredit first mortgage on the golf course, equipment and FF&E capital leases, and interest on financed water rights.

INTEREST INCOME totalled $5,847 during the third quarter of 1996 compared to $15,729 during the corresponding period in 1995. Interest income relates primarily to interest earned on funds invested in U.S. Government agency obligations and U.S. Treasury bills.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 VS. NINE MONTH PERIOD ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 1995
------------------

NET REVENUES during the nine month period ended September 30, 1996 totalled $4,106,845 compared to $1,213,138 during 1995, an increase of $2,947,707.
Substantially all of the increase relates to revenues at The Badlands Golf Club which opened in October 1995 and which totalled $3,183,299 during the nine month period ended September 30, 1996 versus $0 during the same period in 1995. Forest Lakes revenues during the nine months ended September 30, 1996 were up 1.5% or $13,530 compared to the same period in 1995. The revenue increase from the Badlands and Forest Lakes was offset by $232,189 from revenues received by the Company during the third quarter of 1995 from operations at Hidden Hills Golf Club. There were no revenues from Hidden Hills in 1996 as the Company vacated the property in September, 1995.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $4,135,746 for the nine month period ended September 30, 1996 compared to $1,870,526 for the corresponding period in 1995, an increase of $2,265,220, due primarily to the opening of The Badlands. Operating expenses at The Badlands during the nine months ended September 30, 1996 totalled $ 2,508,609 versus $0 in 1995. The Badlands operating expenses were offset by a decrease in operating expenses at Forest Lakes and zero expenses at Hidden Hills Golf Club during 1996. Operating expenses at Hidden Hills Golf Club totalled $244,872 in 1995 versus $0 in 1996, and operating expenses at Forest Lakes during the nine months ended September 30, 1996 were $723,677, a decrease of $129,180 compared to the same period in 1995. Corporate overhead expenses were up $130,663 or 17% during the nine month period ended September 30, 1996 compared to the same period during 1995.

NON-CASH COMPENSATION CREDITS totalled ($694,400) during the nine month period ended September 30, 1996 representing net adjustments to the accrual established in 1995 for the probable future vesting of stock options granted to executive officers and key employees of the Company in 1994. Refer to the notes to the consolidated financial statements included herein for a more detailed explanation of non-cash compensation charges and credits.

INTEREST EXPENSE totalled $680,502 during the nine month period ended September 30, 1996 compared to $267,478 during 1995, an increase of $413,024 which is primarily due to the opening of The Badlands. Interest expense relating to The Badlands Golf Club totalled approximately $433,670 during the nine month period ended September 30, 1996 versus $0 during the corresponding period in 1995 and includes interest on the NationsCredit first mortgage on the golf course, capital leases, and interest on financed water rights.

INTEREST INCOME totalled $16,777 during the nine month period ended September 30, 1996 compared to $110,639 during the corresponding period in 1995. Interest relates primarily to interest earned on funds invested in U.S. Government agency obligations and U.S. Treasury bills.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings which could have a material effect on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES                   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted during the third quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" at the beginning of Item 2 of this report. These risks and uncertainties could cause actual results to differ materially from historical results and those results and events anticipated or projected.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also wishes to advise readers that the factors contained in this report could affect the Company's financial performance and could cause the Company's actual results and financial position to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PENDING ACQUISITION - LAS VEGAS GOLF CENTER

During November, 1996 the Company entered into an agreement for the acquisition of a non-controlling ownership interest in the Las Vegas Golf Center, a golf practice facility presently under construction in Las Vegas, Nevada. The Center is situated on approximately 42 acres leased from Clark County, Nevada. It is anticipated that the Company will be responsible for marketing and day-to-day management of the facility. The first phase of development at the Center is expected to be completed in December, 1996 and will include a driving range with 130 tee stations on two tiers, a golf school, and a clubhouse containing approximately 6,500 sq ft. Future development plans for the site are expectd to include a variety of family entertainment amenities, a 20,000+ sq ft retail golf store, and food and beverage facilities. The acquisition - expected to close during December, 1996 - is subject to the execution of a definitive purchase and sales agreement, approval by the Company's Board of Directors, and certain municipal approvals.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K       None.





                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SENIOR TOUR PLAYERS DEVELOPMENT, INC.

Dated:  November 13, 1996                 By: /s/ Lawrence P. Butler
                                              --------------------------------
                                              Lawrence P. Butler
                                              Chief Financial Officer