Form 10KSB40
period 1996-12-31
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1997-03-31
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR  THE FISCAL YEAR ENDED DECEMBER 31, 1996

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transitional period from _____________ to ____________

                           Commission File No. 1-13362


                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                      ------------------------------------
           (Name of Small Business Issuer as specified in its charter)


          NEVADA                                      04-3226365
          ------                                      ----------
(State or other jurisdiction            (I.R.S.Employer Identification Number)
incorporation or organization)

                       266 BEACON STREET, BOSTON, MA         02116
                       ---------------------------------------------
               (Address of principal executive offices)   (Zip Code)

                                 (617) 266-3600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:


                                    Name of each exchange on
Title Of Each Class                 which registered
-------------------                 ----------------

Common Stock, $.001 par value       Boston Stock Exchange

Redeemable Warrants to
Purchase Common Stock               Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                                      None

 Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
    -----        -----

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The registrant had total operating revenues of $6,697,425 and interest income of $18,151 for its most recent fiscal year ended December 31, 1996.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1997, based on the closing price for the stock on such date as reported on the NASDAQ Small-Cap Market of $2.125, was $3,962,619. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 11, 1997 there were 3,489,525 outstanding shares of Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable




Transitional Small Business Issuer Format (check one):

YES         NO   X
     -----     -----



                                      (ii)

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS.
------      -----------------------

      Background
      ----------

      Senior Tour Players Development, Inc. ( the "Company") was organized as a Nevada corporation on April 6, 1994 for the purpose of developing or acquiring and then operating public, semi-private, resort and private golf courses and golf practice facilities throughout the United States. The Company may also acquire interests in, or participate in the marketing of, golf course residential communities.

      On November 16, 1994, the Company completed an initial public offering of 1,600,000 shares of common stock, $.001 par value ("Common Stock") and 1,600,000 redeemable common stock purchase warrants in a firm-commitment underwriting managed by Dickinson & Co. On December 28, 1994, the underwriter exercised its over-allotment option for the purchase of an additional 153,200 redeemable common stock purchase warrants. The offering, including the exercise of the over-allotment, raised net proceeds of $6,572,249 (gross proceeds of $8,175,320 less underwriting discounts, commissions and other expenses of $1,603,071).

      On November 30, 1994, following the Company's initial public offering, the Company commenced construction of its initial golf course development project, The Badlands Golf Club located in Las Vegas, Nevada. The course was designed by Johnny Miller Design, Ltd. in consultation with Chi Chi Rodriguez. The course is situated in the middle of a mixed use development located approximately ten miles from the Las Vegas strip at which approximately 1,200 single family residential units have been built and sold, and an additional 3,000 residential units, a 1.2 million square foot regional mall and destination resort hotel-casino are being planned. The Company does not have any economic interest in this development. The course is located on approximately 186 acres which the Company has leased from the developer of the residential community. In November 1996, the Company commenced construction of a nine hole addition at The Badlands which is being developed on approximately 67 acres of land abutting the existing 18 holes and which is being leased from the developer of the residential community. See "Item 2. Description of Property."

      Recent Activity
      ---------------

Forest Lakes Golf  Club - Sarasota, Florida
-------------------------------------------

      In January 1995, the Company acquired a combined 53.5% interest in Forest Lakes Limited Partnership which owns and operates Forest Lakes Golf Club, a semiprivate golfing facility located in Sarasota, Florida ("Forest Lakes"). The Company's interest comprised a 34% general partnership interest and a 19.5% limited partnership interest. The general partnership interest was purchased from Senior Tour Players, Inc. ("STP"), an affiliate of the Company. STP retained a 1% general partnership interest. In addition to the partnership interests, the Company purchased, through assignment, a management contract for the golfing facility from STP for $91,000, which was paid at closing.

      On December 17, 1996 the Company consummated the sale of its interest in Forest Lakes. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The buyer was BST Associates, an Illinois general partnership. The cash contract purchase price was $4,000,000 payable in full at closing. Broker commissions and closing costs relating to the sale totaled $172,318 resulting in net sale proceeds to the Partnership of $3,827,682. Included in the Company's consolidated net income for the year ended December 31, 1996 is a gain on the sale of Partnership assets of approximately $439,000. The Company received cash proceeds of approximately $149,500 in January 1997 against its Partnership investment of $252,438.

      Since its acquisition in 1995, the Company has managed the Forest Lakes Golf Club under a management agreement. Effective December 16, 1996, the Company will no longer manage the facility.

      Under the terms of the Forest Lakes Limited Partnership Agreement, the sale of all of the Partnership's property and the conversion of all proceeds into cash requires that the Partnership be dissolved. Accordingly, as General Partner, the Company is taking steps to dissolve the Partnership and cause a distribution of all available cash proceeds to the partners.

New England Country Club - Bellingham, Massachusetts
----------------------------------------------------

      In February 1995, the Company entered into an agreement to manage New England Country Club in Bellingham, Massachusetts which is a championship 18-hole golf course designed by three-time U.S. Open Champion Hale Irwin. The management agreement is for a five year term, and can be terminated on ninety days' notice by either party. As compensation for the Company's services, the Company is paid 5.0% of the Club's gross revenues and is also paid a monthly accounting fee.

The Badlands Golf Club - Las Vegas, Nevada
------------------------------------------

      On October 14, 1995 the Company opened for public play The Badlands Golf Club, its initial and flagship golf course in Las Vegas, Nevada (the "Badlands"). The Badlands includes an 18-hole championship golf course, practice range, and 7,500 sq. ft clubhouse and related maintenance facilities.

      On December 22, 1995, the Company refinanced its $3,000,000 construction and permanent loan for the Badlands with a $6,700,000 construction and permanent loan with NationsCredit. See Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.

      During June, 1996 the Company entered into an agreement to lease an additional 67 acres of land abutting the Badlands for purposes of developing an additional nine holes at the Badlands. The terms of the lease are substantially the same as an existing land lease between the parties for the Badlands' original 18 holes, namely a 50-year lease term with four 10-year extension options. The annual lease payments are equal to the greater of 6% of gross revenues or $120,000 per year. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

      The nine hole expansion is being designed by Johnny Miller Design, Ltd. Construction financing for 100% of the costs of construction is being provided by a construction and term loan of NationsCredit which the Company closed during November 1996. Construction commenced in November 1996, and an opening is anticipated during early September, 1997.

The Legends Golf Club - Stonebridge Ranch, Mckinney, Texas
----------------------------------------------------------

      On March 12, 1996 the Company signed a purchase and sale agreement and related documents with Stonebridge Ranch Development Corporation, a residential development group of the Mobil Land organization, an affiliate of Mobil Corporation, for the proposed development of an 18-hole championship golf facility located within the Stonebridge Ranch Development in McKinney, Texas, approximately 25 miles north of Dallas. During November, 1996, Westerra Holdings, LLC purchased and succeeded to the interest of Mobil Land in the Stonebridge Ranch development.

      Under the terms of the agreement, land will be conveyed to the Company for total consideration of ten dollars ($10.00) and the Company, in turn, shall be responsible for the costs of the design, development, and operation of an 18-hole championship golf course, clubhouse, driving range, and maintenance facilities. The Company's ownership interest is limited to the golf facilities, and shall have no direct interest in the residential development which is planned for the land surrounding the course. The Company has the option to develop a 27-hole facility, and if the Company elects to develop 27 holes, additional land will be conveyed to the Company at no additional consideration.

      In connection with the design and promotion of the golf course, the Company intends to utilize the design and marketing services of six senior "Legends" of golf to design three holes each and participate in the marketing and promotion of the facility. The Company has entered into agreements with senior pros Sam Snead, Bob Goalby, Chi Chi Rodriguez, Miller Barber, Orville Moody, and regular PGA TOUR pro Bruce Lietzke to provide design and promotional services to the project. Based on the permitting and design process, course construction would commence during late Summer of 1997, with a course opening anticipated for the Fall of 1998.

      The Company's ability to successfully develop a golf course at Stonebridge Ranch is dependent on a number of factors, including, but not limited to the ability of the Company to raise the necessary capital to finance the course as well as the requirement to receive all necessary approvals and permits for the construction of the golf course and related facilities.

Golftown Practice Center - Saugus, Massachusetts
------------------------------------------------

      During July 1996, the Company entered into an agreement with Golftown, Inc., ("Golftown") a Massachusetts corporation that is the majority owner and operator of a driving range facility located in Saugus, Massachusetts, approximately eight miles north of Boston (the "Project"). The Company has entered into an agreement to guaranty a loan in an amount not to exceed $295,000 made to Golftown by Danvers Savings Bank, in exchange for a 25% equity interest in the Project. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services. In addition, the Company has received a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority shareholder of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened during August, 1996.

Las Vegas International Golf Center - Las Vegas, Nevada
-------------------------------------------------------

      On December 31, 1996 the Company consummated the acquisition, and simultaneous disposition of certain ownership interests in the Las Vegas Golf Center, LLC, a Delaware limited liability company (the "LLC"), which owns a golf practice facility located in Las Vegas, Nevada (the "Center"). The Center is situated on approximately 42 acres of land leased from Clark County, Nevada, located on the corner of Tropicana and Paradise Roads, directly across the street from the McCarran International Airport, and approximately one-half mile from Las Vegas Boulevard (the "Strip"). Twenty-five acres shall be used for a golf driving range and instruction center, 10,000 sq. ft. putting green, sand bunkers and chipping area, and a 6,500 sq. ft. clubhouse containing a snack bar area, golf school administration, a VIP lounge and locker and meeting area for the UNLV Rebel golf team.

      The Company acquired a 21.5% interest in the LLC from individuals not affiliated with the Company for an aggregate purchase price of $400,000 cash consideration and 323,289 shares of the Company's Common Stock, payable to sellers as follows:

      Cash Consideration      $ 20,000 payable on or before December 15, 1996
                              $180,000 payable on or before January 15, 1997
                              $200,000 payable on or before January 15, 1998

      Common Stock            161,645 shares due on or before January 15, 1997
                              161,644 shares due on or before January 15, 1998



      In addition to the 21.5% interest described above, the Company also acquired a 48.5% interest in the LLC from individuals not affiliated with the Company for an aggregate purchase price of $1,532,050 cash consideration and 369,547 shares of the Company's Common Stock. The Common Stock was issued on February 14, 1997.

      All of the shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. The Company has granted the sellers of the interests the right to demand registration of their Common Stock on a Form S-3 registration statement or similar Form at any time after May 1, 1997. The Company has agreed to use its best efforts to cause such a registration statement to become effective as soon as practicable thereafter. The sellers of the 21.5% interest and 48.5% interest have agreed, pursuant to shareholder agreements, to vote their Common Stock for the slate of directors proposed by management of the Company through December 31, 1998 (in the case of the 21.5% interest) or the first to occur of (i) June 30, 1999, or (ii) the date on which Stanton V. Abrams ceases to serve as the President and Chief Executive Officer of the Company (in the case of the 48.5% interest).

      Immediately after the acquisition of the 48.5% interest, the Company sold a 48.5% interest to Paul Fireman ("Fireman"), an individual investor who beneficially owns 205,000 shares of the outstanding Common Stock of the Company as of March 11, 1997, for cash consideration of $2,167,953. The Company also received a $200,000 consulting fee from Fireman for certain services rendered in connection with structuring and implementing the transaction, as well as for arranging certain financing for the LLC. A substantial amount of the cash received from Fireman financed a significant portion of the total cash consideration paid by the Company in connection with the Company's acquisition of its interest in the LLC.

      In consideration of 50,000 shares of unregistered Common Stock of the Company issued to Fireman, the Company retained a purchase option to buy back from Fireman a 13.5% interest in the LLC (the "Option"). If the Company exercises the Option on or before December 31, 1997, the price for a 13.5% LLC interest shall be $900,000. If the Company exercises the Option after December 31, 1997 but on or before December 31, 1998, the price for a 13.5% LLC interest shall be $1,075,000. If the Company exercises the Option after December 31, 1998 but on or before December 31, 1999, the purchase price for a 13.5% LLC interest shall be $1,350,000.

      The Company has been designated the Managing Member of the LLC, and shall be responsible for the day-to-day management, marketing, and operation of the Center. The Company shall receive a management fee equal to 5% of gross revenues generated by the LLC, and shall be reimbursed for certain accounting and out-of-pocket expenses.

Brad Faxon Golf Center - Cranston, Rhode Island
-----------------------------------------------

      The Company is presently finalizing the terms of its anticipated participation in a partnership with PGA TOUR pro Brad Faxon, and other investors, in the development and operation of a family golf and recreation center in Cranston, Rhode Island. The proposed complex will encompass 56 acres, the first phase of which will include a 52-tee driving range, putting green, and 18 hole miniature golf course. The Company has also agreed to construct two Little League baseball fields on the site, to be donated to the City of Cranston. Subsequent development phases are expected to include a second 18 hole miniature golf course, batting cages, and a domed practice arena. After several public hearings on the proposed project, on March 24, 1997 the Cranston City Council voted 9-0 to approve the project. Construction is expected to commence during the Spring of 1997, which would permit an opening of the driving range in late summer of 1997. The Company hopes to open and operate a number of Brad Faxon Golf Centers in partnership with Brad Faxon in Rhode Island, Massachusetts and Connecticut.


       Business Strategy
       -----------------

      The Company's business strategy is (i) to expand its asset base and grow revenues by developing or acquiring golf practice facilities in or around metropolitan areas where golfing demographics are strong and there exists an under-supply of quality run golf practice facilities; (ii) developing new or partially completed golf courses at locations, and in geographic regions of the country, such as Las Vegas and the Southwest, where demographic and competitive analyses indicate a substantial demand for more tee times; (iii) seeking out golf course management opportunities on a limited and select basis in regions of the country where the Company already has a presence such as the West, Southwest, and Northeast, or in specific situations where the Company has an equity interest in the golf course; (iv) using the contacts and resources of its management team to engage popular touring golf professionals in the marketing and promotion of the Company's courses and golf practice facilities; and (v) employing the Company's operational strategies and policies which include professional staffing, attention to service, aggressive marketing, tee time management, cost/cash controls, and implementation of effective capital improvements that can generate a meaningful return on the invested capital. The Company believes that the development of its flagship golf course in Las Vegas, Nevada, "The Badlands Golf Club," and the recent acquisition and development of its flagship golf practice facility, "The Las Vegas International Golf Center", will enable it to showcase its development, marketing, and management capabilities to investors, lenders and referral sources of new opportunities.

      Management believes that its contacts within the golf industry will provide the Company with extensive information about acquisition and development opportunities in both the golf course and golf practice facility area. The Company intends to draw upon touring professionals, real estate brokers and developers, golf course vendors, and golf course lenders, among others, to provide it with information about potential acquisition, development, and management opportunities.

      The Company will target for acquisition or lease existing golf course facilities which are well-located, public (daily fee), semi-private, resort or private courses in communities which offer a substantial base of tourists and/or residents to draw upon. Management will conduct or commission demographic and competitive analyses of target markets and consider such factors as the number and proximity of other courses or golf practice facilities in the market, and fees charged at nearby golf courses, or ancillary services and amenities offered at other practice facilities; the potential for population growth in the market, acquisition price, and the projected effect of the Company's business and marketing strategies on the target course or practice facility. The Company will also evaluate operating inefficiencies which can be improved and the potential for capital improvements which may enhance golf course quality and increase revenues. The Company will also evaluate the potential for new competition from additional golf practice facilities being developed in areas where the Company proposes to acquire or develop a golf practice facility.

      In addition to these general criteria, for golf course projects, the Company will evaluate other specific factors which will vary depending upon whether the golf course is a daily fee, resort or private course. At a daily fee course, the Company will review potential marketing options and consider how the number of rounds played might be increased, what fees can be charged and how increases might be restricted, the length of any proposed lease and the potential relationship with a landlord, particularly where a municipality is involved. At a private country club, the Company will analyze the membership profile, how membership and dues might be increased, or restricted potential relations with members, whether the members currently have equity ownership, and the extent of any deferred maintenance costs. In examining geographic markets where the Company's management has limited experience or knowledge, the Company expects to commission market feasibility studies to assist in determining the desirability of a particular site.

      After the desirability of a particular acquisition or development opportunity has been determined, the Company will proceed with structuring the transaction. The Company intends to structure each to maximize the long-term cash flow potential of the facility. Traditional purchase money mortgages, seller carry backs, long term leases, joint ventures and equity offerings are some of the financing methods the Company may employ.

Competition - Golf Course Ownership
-----------------------------------

      The Company believes that the primary competitive factors in golf course ownership are the condition of the course, the level of services provided at the course, innovative marketing, and the cost control structure. The Company believes that it will compete effectively with respect to all of these factors. In addition, the Company believes that it has an advantage over its competitors because of the experience of its management team and its relationships with some of golf's legendary players.

      The Company may be competing for golfers with municipal facilities that have the ability to undercut the pricing at the Company's courses. In addition, in capitalizing on opportunities to acquire existing golf facilities, the Company may be competing with municipalities that are able to obtain tax exempt financing, or with other entities which may have greater capital resources than those of the Company. Nevertheless, the Company believes that its plan to serve the middle to upper income segment of the golf market will distinguish the Company from other golf course developments which have been designed as an amenity to what is essentially a high-end residential development.

      The Company believes that it will have a particular competitive advantage in the operation of its flagship course The Badlands Golf Club as a result of the purchase of water rights that the Company believes will service two-thirds of its irrigation requirements. The balance of the water needs at the course will be derived from municipal water sources.

Employees
---------

      As of March 11, 1997, the Company had 49 full time employees, including six assigned to the Company's headquarters in Boston, Massachusetts, 35 at The Badlands Golf Club in Las Vegas, Nevada, and 8 assigned to the Las Vegas International Golf Center. The Company intends to maintain a streamlined business organization by continuing to manage the Company with the minimum number of salaried executive employees possible.

Golf Course Operations
----------------------

      The operating policies and practices of the Company's golf courses will be managed, and be subject to continued reevaluation by, the Company's executive officers.

      Day to day operations at each course will be overseen by a general manager who will be hired for each of the Company's courses. General managers will have responsibility for golf course operations, including the practice facilities, pro shop, and food and beverage and banquet facilities. In addition, general managers will work with superintendents who will have responsibility for the quality of turf conditions and the maintenance of the course. The Company will also engage golf professionals and assistants at each of its courses.

Golf Practice Facility Operations
---------------------------------

      The operating policies and practices of the Company's golf practice centers will be managed, and be subject to continued reevaluation by the Company's executive officers. Day to day operations at each golf practice center will be overseen by a general manager who will be hired for each of the Company's facilities. General managers will have responsibility for golf range operations, including the pro shop and food and beverage facilities. The Company will also engage golf professionals and assistants at each of its facilities to oversee golf school operations.

Marketing
---------

      The Company plans to design, develop, market, and operate its golf courses in a manner that will offer challenging, affordable play to middle and upper income, average ability players. The Company will strive to provide the daily fee golfer with the service a golfer expects to receive at a private course. The Company plans to design, develop, market, and operate its golf practice centers in a manner that will offer a state-of-the-art golf practice facility suitable for golfers of all abilities and interest, and include at some of its facilities, short game areas, putting greens, grass tees, and individual and group lesson programs with video analysis available. In addition, at some of its golf practice centers, the Company may also develop and offer other family entertainment amenities such as miniature golf, batting cages, food and beverage facilities, and go-cart tracks. Each of the Company's golf practice centers will also have a fully stocked retail golf pro shop. Some golf practice centers may include a 9 or 18 hole par 3, or executive golf course, depending on the size of the available land parcel and local market characteristics.

Government Regulation
---------------------

      Development and operation of golf course facilities and golf practice centers are subject to a variety of land use, zoning, and licensing regulations at the state and local level, as well as environmental regulations at the federal and state level. The Company believes it is currently in material compliance with all such applicable laws, rules and regulations. The sanctions for failure to comply with such laws, rules and regulations include denial of the right to conduct business, significant fines and/or penalties, as well as the costs for remediation of environmental problems. Additionally, a change in such laws, rules or regulations could adversely affect the Company's business.

      The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. In addition, at the Company's courses where alcoholic beverages are served, the Company is subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual.

ITEM 2.     PROPERTIES.
------      ----------

      THE BADLANDS GOLF CLUB. The Badlands is located in Las Vegas, Nevada and is 100% owned by The Badlands Golf Club, Inc., a wholly owned corporate subsidiary of the Company. This 18-hole championship golf course, which includes a driving range, clubhouse, and maintenance facilities, was completed and opened for play on October 14, 1995. The clubhouse and maintenance facilities were completed in September, 1996. The approximately 186 acres of land on which the course is situated is leased under a 50-year land lease with four extension options of ten years each. Minimum rent under the lease is $240,000 per year payable in monthly installments of $20,000 commencing July 1, 1995. There is a cost of living increase every three years based on increases in the Consumer Price Index, up to a maximum of 9% in any three year period. The lease also calls for additional payments equal to the amount, if any, that 6% of the annual gross receipts of the Badlands from all sources exceeds $240,000.

The Company is also responsible for the payment of real estate taxes. The property is subject to a first mortgage in favor of NationsCredit. The Badlands has a full liquor license and a limited gaming license.

      LAS VEGAS INTERNATIONAL GOLF CENTER. The Golf Center is a state-of-the-art golf practice center located in downtown Las Vegas, at the corner of Paradise and Tropicana Roads, across the street from the Thomas and Mack Center at the University of Nevada Las Vegas, and also across the street from the entrance to McCarran International Airport. The Center has 120 tee stations, 39 natural grass tees and 81 artificial turf tees, 26 of which are on a second tier. The range is fully lighted, and is presently operating 24-hours per day. Approximately 50 of the tees are shaded and equipped with cooling misters for use during the desert summer season, and many are equipped with heaters for 24-hour use during the cooler months. The Center's landing area for the range is over 300 yards long and 200 yards wide, and features eight target greens. The Center also has a 10,000 sq. ft putting green and a short game practice area with practice green, sand traps, and a chipping area. There is presently a 6,500 sq. ft clubhouse which contains a food & beverage snack area, golf school, control desk, and administrative offices. The Golf Center has entered into a long-term lease agreement with Pro Golf of America for a retail golf store containing approximately 20,000 sq. ft which will be constructed as an addition to the existing clubhouse. The retail store is expected to open in the Fall of 1997. The cost of construction is being funded in part through proceeds of a construction loan provided by US Bank of Nevada, and in part through cash equity to be provided by the lessee, Pro Golf of America. The Center is owned by Las Vegas Golf Center, LLC, a Delaware limited liability company (the "LLC") in which the Company holds a 21.5% ownership interest. The Company is responsible for the management, marketing, and day-to-day operation of the Center under a management agreement with the LLC.

      GOLFTOWN. Golftown is a driving range complex located on Route 1 in Saugus, Massachusetts, approximately 8 miles North of Boston. The facility is operated by Golftown, Inc., a Massachusetts corporation. The Company owns a 25% ownership interest in the property. Golftown encompasses 52 lighted tee areas on two levels, two practice greens, two sand bunkers, and a chipping area. The property opened during August, 1996.

      NEW ENGLAND COUNTRY CLUB. The New England Country Club is an 18-hole championship golf course designed by Hale Irwin and located in Bellingham, Massachusetts. The Club is managed by the Company under a 5-year management agreement which commenced March 1, 1995, and is cancelable by either party on 90 days' notice. Under the Agreement, as amended in 1996, the Company receives 5.0% of gross revenues, plus a monthly fee for accounting services.

      BOSTON HEADQUARTERS OFFICES. The Company maintains its corporate headquarters at 266 Beacon Street, Boston, Massachusetts in premises leased through December 31, 1997. The lease term continues on a year-to-year basis thereafter until canceled by either party by providing one year's notice. Annual rental payments are $37,644. In addition, the Company is responsible for a share of real estate taxes.

      Each of the properties owned or managed by the Company is covered by property and liability insurance, at insurance levels deemed appropriate by management. Coverages at all properties include property and liability, automotive, and workers compensation, and at projects with construction in process, builders risk insurance. The Company also maintains officers and directors liability coverage in the amount of $1,000,000.

ITEM 3.     LEGAL PROCEEDINGS.
------      -----------------

      The Company is not currently involved in any legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
------      -----------------------------------------------------

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------      -------------------------------------------------------------
            MATTERS.
            -------

      The Company's Common Stock has been traded on the Boston Stock Exchange ("BSE") under the symbol SEN and on the National Association of Securities Dealers Automated Quotation System Small-Cap Market (the "NASDAQ Small-Cap Market") under the symbol SRTR since November 16, 1994. Prior to that time, there was no public market for the Company's Common Stock. The table below presents the range of high and low closing prices for the Company's Common Stock by quarter since November 16, 1994 (the date of the Company's initial public offering) through December 31, 1996:

      1994                                                     HIGH        LOW

      Fourth Quarter (Beginning Nov. 16, 1994)............... $5.00    $2.25

      1995

      First Quarter.......................................... $3.25    $1.8125
      Second Quarter......................................... $4.50    $2.00
      Third Quarter.......................................... $5.50    $3.75
      Fourth Quarter......................................... $5.125   $3.00

      1996

      First Quarter.......................................... $3.75    $3.00
      Second Quarter..........................................$4.6875  $3.125
      Third Quarter...........................................$3.75    $2.375
      Fourth Quarter..........................................$2.75    $1.9375

      As of March 11, 1997, the Company had in excess of 1,000 stockholders of record.

      The Company has paid no cash dividends since its inception on April 6, 1994. The Company currently intends to retain future earnings, if any, to invest in new development and acquisition opportunities and, therefore, does not anticipate paying any cash dividends for the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

      During the year ended December 31, 1996, the Company issued or agreed to issue a total of 767,836 shares of Common Stock without registration under the Securities Act of 1933, as amended. All of such shares are "restricted securities" as defined in Rule 144 under the Securities Act. Of these shares, 742,836 were issued in connection with the Company's acquisition of its interest in The Las Vegas Golf Center, LLC, and 25,000 were issued under an agreement for design services being rendered at the Badlands. See Item 1. Description of Business - Las Vegas International Golf Center, and - The Badlands Golf Club.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------      ----------------------------------------------------------

RISK FACTORS AND CAUTIONARY STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

      The industry in which the Company competes is highly competitive and capital intensive. The Company's future growth and profitability will be dependent upon future developments and/or acquisitions of additional golf courses and golf practice facilities. The number of attractive and profitable acquisition and development opportunities may be limited and the Company may have to compete with other potential buyers whose financial and human resources may be substantially larger than those of the Company. There can be no assurance that the Company will be successful in developing or acquiring any particular project or that any projects acquired or developed by the Company will be profitable. Additionally, the Company will be dependent upon third-party funding in the form of equity and/or debt to finance its development and acquisition of future golf courses and golf practice facilities. Until funding is obtained for new golf courses and golf practice facilities, the Company may be unable to proceed with those projects.

      In addition to competing with the Company at the acquisition and development stage, competitors could also acquire and/or develop golf courses and/or golf practice facilities in the same market as a Company facility, and put the Company at a competitive disadvantage with respect to pricing and costs of operation. The Company's future revenue may also be significantly dependent on industry factors which are beyond its control such as the availability of discretionary income for golf, a sustained level of popularity for golf, and shifting consumer preferences.

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that is has sufficient cash, bank and leasing lines of credit, and committed construction financing to meet its current operating needs, and fund the development of an additional nine holes at The Badlands.

      At December 31, 1996, the Company had $1,585,611 in cash and cash equivalents.

      On November 15, 1996, The Badlands Golf Club, Inc., a wholly owned corporate subsidiary of the Company, entered into a loan agreement with NationsCredit, a NationsBank company, for a construction and permanent loan in the amount of $5,000,000. At closing, the loan provided the Company with $4,000,000 to fund the costs of construction of an additional nine holes at the Badlands.

      The loan has a fixed rate of interest of 10.95% and is being amortized over twenty years. The loan has a maturity date of December 1, 2001, however the Company has the option to extend the loan term for an additional five year term upon payment of a .5% extension fee, and provided that no event of default exists; and that during the 12 months immediately preceding the extension request; (i) there has not occurred a reduction of more than 20% in net cash flow or a reduction in gross revenues of more than 30% from Badlands operations; and (ii) the debt service coverage ratio for the Badlands is equal to or greater than 1.40:1 all as detailed in the loan agreement.

      In addition to the $4,000,000 made available at closing, the loan provides for the availability to the Company of an additional $1,000,000 in "Earnout Advances". The earnout funds will be made available to the Company over a period of thirty (30) months following the loan closing so long as certain operating results are achieved at the Badlands, including minimum debt service coverage ratios, and other revenue and cash flow criteria all as detailed in the loan agreement.

      It is the Company's practice to lease golf carts, turf maintenance equipment, and other golf equipment at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and certain other furniture, fixtures and equipment at The Badlands Golf Club under leasing lines of credit from the Golf Capital Division of American Equipment Leasing Company. As of December 31, 1996 the Company had $544,822 outstanding under these leasing lines of credit. The Company has leased its golf cart fleet at the Badlands from Club Car of Augusta, Georgia under an operating lease. See Note 7(a) of the Notes To Consolidated Financial Statements included in this report.

PLAN OF OPERATION

      The Company's plan of operation for the next twelve months will include the completion of construction of an additional nine holes at the Badlands and ongoing operation of that 27-hole facility; the completion of construction of the planned improvements and amenities at the Las Vegas International Golf Center, and the continuing marketing and management of that facility; the completion of the design and engineering, and the commencement of construction of the proposed golf course at Stonebridge Ranch in McKinney, Texas as more fully described herein; fund raising efforts for debt and equity to finance the proposed McKinney golf course project; the continuing management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management agreement; the completion of the permitting and design process and the commencement of construction of the proposed golf practice center in Cranston, Rhode Island; the continuing search for acquisition, lease, and development opportunities of golf courses and golf practice facilities, as well as opportunities to manage existing golf course facilities in regions where the Company already has an established presence, or in situations where the Company has an equity position in the project; and the pursuit of interests in the marketing of golf course residential communities.

      The Company will seek additional equity and debt sources during the next twelve months to fund the projects discussed herein as well as other potential acquisition and development opportunities that may arise.

      Notwithstanding the Company's efforts and plans for growth and new acquisitions and development, except for the properties described herein, as of the date of this report, the Company has no binding or definitive commitments, agreements, or understandings to acquire, lease, or develop any additional golf courses or golf practice facilities or to manage any additional golf course properties; however, additional acquisition, development, lease, or management agreements may be negotiated or entered into at any time.

RESULTS OF OPERATIONS

      The Company was deemed to be a development stage company as described in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, from its inception on April 6, 1994 until the fourth quarter of 1995 when The Badlands Golf Club commenced full operations. Development stage status was appropriate prior to the fourth quarter of 1995 since the Company's operations had generated an insignificant amount of revenue since the date of inception and the Company had devoted most of its activities and efforts to establishing the business, raising capital, financial planning, and employee training.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995
---------------------------------------------------------------------------

REVENUES for the year ended December 31, 1996 totaled $6,697,425 compared to $2,070,305 for the year ended December 31, 1995, an increase of $4,627,120. The 1996 revenues include $1,935,291 in revenues from Forest Lakes operations, of which $788,946 relate to the sale of all of assets. The Forest Lakes Golf Club in Sarasota, Florida in which the Company acquired a 53.5% partnership interest in January, 1995 was sold in December 1996.

      The Badlands Golf Club in Las Vegas, Nevada, in its first full year of operation in 1996, generated revenues of $4,302,370 from just over 51,000 rounds of golf, compared to $603,496 in 1995 revenues. The Badlands Golf Club opened on October 14, 1995, while the Club's 7,500 sq. ft clubhouse opened in November, 1996. The clubhouse includes a full banquet-sized restaurant, pro shop, and full service lounge with limited gaming.

      Corporate revenues in 1996 totaled $414,732 and included management and accounting fees related to the New England Country Club management agreement ($94,032); and consulting and development fees related to the Las Vegas International Golf Center ($312,500). During 1995 corporate revenues totaled $326,833 of which $94,661 related to the New England Country Club management agreement, and $232,171 were nonrecurring revenues generated from operations at the Hidden Hills Golf Club in northern New Jersey. Between July and September 1995 the Company was in possession of the Hidden Hills Golf Club for purposes of conducting due diligence in contemplation of a proposed acquisition. The Company subsequently withdrew its offer to purchase the golf course and vacated the facility.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1996 were $5,752,139 compared to $3,326,932 for the year ended December 31, 1995, an increase of $2,425,207. Badlands operating expenses totaled $3,544,640 during 1996 compared to $772,737 during 1995 when the club was in operation for just 2 1/2 months. Forest Lakes expenses during 1996 totaled $978,660 compared to $1,057,573 during 1995. Forest Lakes was sold by the Company on December 16, 1996.

      STPD corporate expenses for the year ended December 31, 1996 totaled $1,228,839 compared to $1,496,622 during 1995, a decrease of $267,784. During
1995, corporate expenses included $233,943 of nonrecurring expenses associated with the operation of the Hidden Hills Golf Club, and $84,011 incurred in connection with a proposed development of a golf course in Rhode Island.

NONCASH COMPENSATION CHARGES AND CREDITS. During the year ended December 31, 1996, the Company recorded a noncash compensation credit of $1,250,000. The adjustment reflected a decrease in the market price of the Company's common stock of $1.125 per share from the closing price on December 31, 1995 ($3.25) compared to the closing price on December 31, 1996 ($2.125). For the year ended December 31, 1996 the Company also recorded a noncash compensation charge of $29,688 relating to stock options granted to an executive officer of the Company during 1996. See Note 5 of Notes to Consolidated Financial Statements and Item 10 Executive Compensation.

       During 1994 the Company entered into employee stock option agreements with certain key employees under which such employees were granted options to acquire up to 1,111,111 shares of Common Stock of the Company for an exercise price of $1.00 per share. Under the original stock option agreements (the stock option agreements were amended by the Board of Directors in March 1997 as discussed below), the options vest and become exercisable in the following amounts when and if the Company achieved the following benchmarks: (i) the Company had, for the year ending December 31, 1996 earnings before interest, taxes, depreciation, and amortization ("EBITDA") of at least $1,000,000 (50% of the shares subject to the options become immediately exercisable); and (ii) the Company had, for the year ending December 31, 1997, EBITDA of at least $1,500,000 (50% of the shares subject to the options become immediately exercisable).

       The calculation by the Company of the $2,500,000 charge recorded in 1995 was based on the market price of the Company's Common Stock on December 31, 1995 ($3.25), minus the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111). Under current accounting guidelines, when the EBITDA benchmarks are achieved as called for under the option agreements, the charge or cost to recognize the vesting of the options is calculated by multiplying the number of shares that become exercisable, by the market price of the Company's Common Stock on the "Measurement Date" minus the exercise price of $1.00 per share. The "Measurement Date," in the Company's instance, are the dates on which the benchmarks are achieved, namely December 31, 1996 and 1997. Consequently, under accounting guidelines, the noncash charge is subject to adjustment, up or down, through the date the options vest, based solely on changes in the market price of the Company's Common Stock. The $1,250,000 credit adjustment as of December 31, 1996 was made due a decrease in the market price of the Company's Common Stock during 1996. The stock option accrual at December 31, 1996 of $1,250,000 was calculated based on the market price of the Company's Common Stock on December 31, 1996 ($2.125), minus the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

      At December 31, 1996, 555,555 (representing 50%) of the management stock options issued in 1994 vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997 a vote was adopted by the two members of the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the "Benchmarks" as described in the option agreements and in Note 5(f) of the Notes To Consolidated Financial Statements. The Board voted to accept the option holders' delay of 10% of their vested option shares and to replace the "Benchmarks" with an extended vesting schedule, based on continued employment by the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested as of December 31, 1996, and the remaining 666,666 options will vest at the rate of 222,222 per year on December 31, 1997, 1998, and 1999. This change will result in no further charges against (or credits to) earnings related to the management options. At the time these options are exercised, the proceeds will be credited to the capital accounts.

INTEREST EXPENSE for the year ended December 31, 1996 was $785,607 compared to $380,170 during 1995. During 1996 interest expense related to Forest Lakes totaled $313,022 compared to $347,557 in 1995. Forest Lakes was sold on December 16, 1996.

       Interest expense relating to the Badlands totaled $472,568 during 1996 compared to $24,396 in 1995. Badlands interest expense relates to a first mortgage on the Badlands, an obligation incurred in connection with the purchase of water rights, and interest on capital leases relating to furniture, fixtures and equipment, turf maintenance equipment, and other golf equipment utilized at the Badlands. The Company also incurred, and capitalized approximately $128,000 of interest relating to construction of the clubhouse. See Note 4 of Notes to Consolidated Financial Statements.

INTEREST INCOME for the year ended December 31, 1996 was $18,151 compared to $111,388 in 1995, and relates to interest earned on funds invested in U.S. Government agency obligations and U.S. Treasury bills.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------      -------------------------------------------

      The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-27 hereof.

RISK FACTORS AND CAUTIONARY STATEMENTS

      When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, quarterly newsletters and broker conference calls, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" at the beginning of Item 6 of this report. These risks and uncertainties could cause actual results to differ materially from historical results and those results and events anticipated or projected.

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

      The Company will not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------      -----------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            --------------------

            Not Applicable.


                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
------      ------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
            -------------------------------------------------

      The current directors and executive officers of the Company are as follows:

NAME                       AGE         POSITION
----                       ---         --------
Stanton V. Abrams          55          President, Chief Executive Officer and
                                       Chairman of the Board of Directors

Richard B. Rogers          38          Senior Vice President, Director

Michael J. Meluskey        34          Treasurer, Secretary, Director

Lawrence P. Butler         49          Chief Financial Officer

Stanley Bernstein          53          Director

Arnold Mullen              50          Director

Robert L. Seelert          54          Director

Alan Stanzler              54          Director


      The Company currently has seven directors. Messrs. Bernstein, Mullen, and Seelert have served as independent directors since January 1995. Mr. Stanzler has been an independent director since June 1995. All directors were reelected at the annual stockholders' meeting on June 5, 1996. Each director serves until the next annual meeting of the stockholders of the Company and until his successor has been duly chosen and qualified.

       The following is a brief account of the business experience of each director and executive officer named above.

STANTON V. ABRAMS. Mr. Abrams, founder of the Company, has served as President and Chief Executive Officer and Chairman of the Board of the Company since its organization in April 1994. From 1977 to 1982 Mr. Abrams was involved in developing various real estate projects from housing for the elderly to condominium conversions. During 1982 and prior to entering the golf industry, Mr. Abrams was Vice President of Marketing, for the A.D. Gosman Company, a real estate development company serving New England. From 1972 to 1977 Mr. Abrams was Vice President of Development of The Druker Company of Boston, a real estate development firm specializing in shopping centers and hotels. Beginning in late 1982 when the Senior PGA Tour was in its infancy, Mr. Abrams served as the exclusive representative to many of the Senior Tour golfing professionals, including Sam Snead, Billy Casper, Julius Boros, Bob Goalby, Bob Toski and Jerry Barber to establish a relationship with a golf course which would serve as their home base and practice site as they prepared for the emerging Senior PGA Tour. From 1983 to May 15, 1994, Mr. Abrams was president of Senior Tour Players, Inc., a golf real estate investment and marketing company which he founded, and of which he remains the sole owner, whose focus has been on Senior Professional Golfers and the marketing potential associated with their name recognition and popularity. Mr. Abrams, a former two-time Rhode Island State Amateur Champion, with a background in golf, real estate, and law has been instrumental in the promotion, management and acquisition of numerous golf projects both nationally and internationally. Mr. Abrams holds a B.A. degree, cum laude from Harvard College and a J.D. degree from the University of Pennsylvania Law School. He attended Harvard Graduate School of Design's selected courses in golf course design.

RICHARD B. ROGERS. Mr. Rogers has served as Senior Vice President and Director of the Company since its organization in April 1994. From 1993 to May 15, 1994 Mr. Rogers served as vice president of development of Senior Tour Players, Inc., where his responsibilities included managing existing golf facilities and providing financial analysis of existing and proposed projects. Prior to that Mr. Rogers was employed as the administrative director of the Golf Academy of the South in Orlando, Florida, as a golf professional at Stoneridge Country Club in Poway, California and from 1984 to 1988 was an active partner in Sanders & Rogers Real Estate and Development Company which during that time developed multi-family residential properties and retail shopping centers. Mr. Rogers holds a B.S. degree in business from the University of California at Berkeley. He also holds a diploma from the San Diego Golf Academy in golf operations and management.

MICHAEL J. MELUSKEY. Mr. Meluskey has served as Treasurer and Secretary and Director of the Company since its organization in April 1994. From 1986 to April 1994, Mr. Meluskey was closely involved in all aspects of the operations of Senior Tour Players, Inc. His responsibilities have included identifying golf course acquisitions, managing STP-owned courses, financial budgeting and planning, and serving as tournament director for STP-organized events. He holds a B.S. degree in accounting, cum laude, from Northeastern University.

LAWRENCE P. BUTLER. Mr. Butler has served the Company as Chief Financial Officer since March 6, 1995. From 1982 through 1995, Mr. Butler was a Director, Vice President, and Chief Financial Officer of Stanmar, Inc., a privately-owned company involved in resort ownership and management, timeshare and condominium development, and design/building of athletic facilities for private schools, universities, corporations, and professional sports teams. From 1978 to 1982, Mr. Butler was Chief Financial Officer and the registered Financial Principal for Fidelity Brokerage Services, Inc., a registered broker-dealer. From 1974 to 1978, he was with the international accounting firm of Deloitte, Haskins & Sells, where he specialized in REIT's, banking clients, and brokerage firms. Mr. Butler is a Massachusetts CPA and holds a BSBA with an accounting major from Salem State College. Mr. Butler also served in US Army Intelligence from 1966 to 1969 as an intelligence analyst and a Japanese linguist. He is a graduate of the Defense Language Institute in Monterey, California and holds a diploma in Japanese studies.

STANLEY BERNSTEIN. Mr. Bernstein, a Director of the Company since January, 1995, has been Chairman of the Board and Chief Executive Officer of the Biltrite Corporation since 1985. He is also Chairman of the Board of Alliance International Group, Inc. and a director of K-Swiss, Inc. Mr. Bernstein holds an A.B. from Brown University and a J.D. from the University of Pennsylvania Law School.

ARNOLD MULLEN. Mr. Mullen, a Director of the Company since January, 1995, is the Chief Executive Officer of PFP Associates, a private investment and financial management firm. He has been a financial consultant and business advisor since 1973. Mr. Mullen, a CPA, began his career with Arthur Andersen & Co., specializing in taxation. He was an assistant professor of accounting and holds a BBA degree and an MBA degree from the University of Wisconsin at Milwaukee.

ROBERT L. SEELERT. Mr. Seelert, a Director of the Company since January, 1995, has been Chief Executive Officer of Cordiant plc, an advertising and marketing communications firm, since July 1995. Mr. Seelert was a private investor from February 1994 to July 1995, President and Chief Executive Officers of Kayser-Roth Corporation, a legwear company, from May 1991 to February 1994. He is also a director of Cordiant plc and the Stride Rite Corporation. Mr. Seelert holds a B.A. degree from Harvard College and an M.B.A. degree from Harvard Business School.

ALAN STANZLER. Mr. Stanzler, a Director of the Company since June 1995, is an attorney at law and a member of the firm of Davis, Malm & D'Agostine, P.C., Boston, Massachusetts. Mr. Stanzler holds an A.B. degree from Brown University and a J.D. degree from Harvard Law School.

ITEM 10.    EXECUTIVE COMPENSATION.
-------     ----------------------

SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation paid by the Company for the years ended December 31, 1996, 1995, and for the period from the Company's inception (April 6, 1994) through December 31, 1994 to the Chief Executive
Officer and to each of the individuals serving as an executive officer at the end of such period. There were no other individuals who served as executive officers during those periods.


                                                                  Long-Term
                                    Annual Compensation           Compensation
                               -------------------------------    Awards (3)
Name And Principal Position    Year       Salary ($)  Bonus($)    Stock Options (#)
---------------------------    ----       ----------  --------    ----------------

Stanton V. Abrams             1994(1)     $113,269         --       873,890
Chairman, Chief Executive     1995         196,007         --            --
Officer and President         1996         212,308         --            --

Richard B. Rogers             1994(1)     $ 28,846    $ 1,000        55,555
Senior Vice President         1995          54,999         --            --
                              1996          99,423         --        30,000

Michael J. Meluskey           1994(1)     $ 22,846    $ 1,000       166,666





Treasurer & Secretary         1995          59,538    $10,000            --
                              1996          78,654         --        10,000

Lawrence P. Butler            1995(2)     $ 66,154    $15,000            --
Chief Financial Officer       1996         106,629         --       120,000


--------------

(1)  Period from the Company's inception (April 6, 1994) through December 31,
     1994.

(2)  Mr. Butler joined the Company on March 6, 1995.

(3) In addition to the option awards presented in the table, at its inception the Company issued 568,413, 35,000 and 106,500 restricted shares of the Company's Common Stock to Stanton V. Abrams, Richard B. Rogers and Michael J.
Meluskey, respectively. At that time, there was no market for the Company's
Common Stock. Such shares in each case had a value at December 31, 1996 (based on the closing price of $2.125 for such shares as reported on the NASDAQ
Small-Cap Market on December 31, 1996) of $1,207,878 (Mr. Abrams), $75,438 (Mr.
Rogers) and $226,313 (Mr. Meluskey), respectively.


OPTION GRANTS

      During 1996 the Company granted 160,000 stock options to the executive officers named in the Summary Compensation Table as summarized on the following table.


               Option Grants During the Year Ended December 31, 1996
               -----------------------------------------------------
                                                                        Market
                                      % of Total Options                Price on
                         Number of     Granted During      Exercise     Date of       Exp.
      Name             Stock Options      The Year          Price       Grant         Date
      ----             -------------      --------          -----       -----         ----
Michael J. Meluskey        10,000            5.1%           $2.1875    $2.1875     12/11/2003

Richard B. Rogers          30,000           15.4%           $2.1875    $2.1875     12/11/2003

Lawrence P. Butler         20,000           10.3%           $2.1875    $2.1875     12/11/2003

Lawrence P. Butler        100,000           51.3%           $  1.00    $2.1875     12/11/2003


OPTION EXERCISES AND FISCAL YEAR-END VALUES

      No executive officers exercised options during 1996. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, the year-end value of unexercised options:


                                    Number of            Value of Unexercised
                               Unexercised Options       In-The-Money Options
      Name                        at Year-end (1)      at Year-end (1)(2)(3)(4)
      ----                        ---------------      ------------------------

Stanton V. Abrams                   873,890                    $983,126

Richard B. Rogers                    85,555                    $ 62,499

Michael J. Meluskey                 176,666                    $187,499

Lawrence P. Butler                  120,000                    $112,500

(1) At December 31, 1996, 452,731 options in the above table were currently exercisable.

(2) Based on the closing price for the underlying Common Stock on the NASDAQ
Small-Cap Market on December 31, 1996 ($2.125) minus the exercise price of the in-the-money options (in each case $1.00 per share), multiplied by the number of underlying shares. See Note 5 of Notes to Consolidated Financial Statements and
Item 6. Management's Discussion and Analysis or Plan of Operation - Noncash
Compensation Charges and Credits.

(3) Does not include the value of 60,000 out-of-the money stock options issued during December, 1996.

(4) For each of the named individuals, the in-the-money options vest and become exercisable in the following amounts:



                     Shares Vested  Shares Vested  Shares Vested  Shares Vested Shares Vested   Shares Vested    Shares Vested
Option Holder         at 12-31-96    at 12/31/97    at 12/31/98    at 12/31/99  at 12/31/2000    at 12/31/2001    at 12-31-2002
-------------         -----------    -----------    -----------    -----------  -------------    -------------    -------------

Stanton V. Abrams      349,556         174,778        174,778        174,778           --             --                 --
Michael J. Meluskey     66,667          33,333         33,333         33,333           --             --                 --
Richard B. Rogers       22,222          11,111         11,111         11,111           --             --                 --
Lawrence P. Butler      14,286          14,286         14,286         14,286       14,286         14,286             14,284


LONG-TERM INCENTIVE PLAN AWARDS

      The Company's stock option plan was adopted by the Board of Directors and stockholders of the Company as of June 20, 1994 as an incentive for officers and other key employees. The stock option plan is administered by the Independent Directors. The Independent Directors have sole discretion to determine employees eligible for grants of options and all terms of the options. The stock option plan enables the Independent Directors to grant either incentive or non-qualified stock options. Generally, the exercise price of incentive stock options must be at least 100% of fair market value of the Common Stock on the date of grant, while non-qualified stock options may have an exercise price of nominal consideration. The stock option plan reserves an aggregate of 350,000 shares which may be subject to options. To date, there have been granted 195,000 options under the Plan.

DIRECTOR COMPENSATION

      The Company's Directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, however during 1996 the four independent members of the Board of Directors were each granted 10,000 stock options, pursuant to the terms of the 1996 Non-Employee Stock Option Plan of the Company. The options were granted at an exercise price of $2.1875 per share, which exercise price is equal to the closing price of the Common Stock of the Company on the day of grant. The options were fully vested on the day of grant, December 11, 1996. Directors may also be reimbursed for certain out-of-pocket expenses incurred in connection with attendance at Board and Committee meetings.

EMPLOYMENT CONTRACTS

      The Company presently does not have any employment agreements.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock of the Company as of
March 11, 1997 by: (1) each person known by the Company to be the beneficial owner of more than 5% of its outstanding capital stock; (2) each director of the
Company; (3) each of the executive officers of the Company named in the Summary
Compensation Table under Executive Compensation, and (4) all directors and executive officers of the Company as a group.

                                       Shares
      Name and Address of           Beneficially              Percentage of
      Beneficial Owner (1)             Owned (5)            Outstanding Shares (5)
      --------------------             ---------            ----------------------

      Stanton V. Abrams (2)           903,798                     22.61%

      Stanley Bernstein               315,000                      7.88%

      Paul Fireman (3)                205,000                      5.13%

      Michael J. Meluskey             173,167                      4.33%

      Richard Rogers                   60,222                      1.51%

      Robert L. Seelert                13,000                      0.33%

      Arnold Mullen (4)                40,000                      1.00%

      Lawrence P. Butler               36,272                      0.91%

      Alan Stanzler                    15,000                      0.38%

      All directors and
      officers as a group           1,556,459                     38.95%
        (8 persons)

 --------------

(1) Except as set forth below, each person listed has sole voting and investment power with respect to the shares shown. The business address of each of these individuals is 266 Beacon Street, Boston, Massachusetts
     02116.

(2)  Exclusive of 4,171 shares owned by members of Mr. Abrams' immediate family.

(3) Includes 30,000 shares and warrants owned by a partnership of which Mr. Fireman is a partner.

(4) Includes 30,000 shares and warrants owned by a partnership of which Mr. Mullen is a partner.

(5) Includes shares under management options and options granted under the Company's stock option plan and Non-Employee Directors Stock Option Plan, provided that such options were vested as of December 31, 1996 and exercisable within 60 days.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------     ----------------------------------------------

      In April 1994 the Company issued 568,413 shares to Stanton V. Abrams, the Company's Chief Executive Officer and Chairman of the Board of Directors, and 106,500, 35,500 and 9,585 shares, respectively, to Michael J. Meluskey, Richard
B. Rogers and JoAnn M. Parks, each of whom are officers or employees of the Company, in consideration of their contribution to the Company of their respective know how as to golf course operation and management; the Company issued 305,000 shares of Common Stock to Stanley J. Bernstein, for an aggregate sales price of $325,000; and the Company issued 175,000 shares of Common Stock to Paul Fireman for an aggregate sales price of $250,000. Also in April, 1994, Mr. Abrams sold 10,000 of his shares of the Company's Common Stock to his sister. Messrs. Bernstein and Fireman are beneficial owners of more than five percent (5%) of the Company's Common Stock.

      In January 1995, the Company acquired 97% of STP's general partnership interest in Forest Lakes Limited Partnership and STP's contract to manage Forest Lakes Golf Club in Sarasota, Florida. See "Item 1. Description of Business. Recent Activity."

      During July 1996, the Company entered into a guaranty agreement with Golftown, Inc., ("Golftown") a Massachusetts corporation that is the owner and operator of a driving range facility located in Saugus, Massachusetts, approximately eight miles north of Boston (the "Project"). The Company has agreed to guaranty a loan in an amount not to exceed $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. The President and majority shareholder of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened during August, 1996.

      During the past fiscal year, the Company paid legal fees in the aggregate amount of $126,130 to Davis, Malm & D'Agostine, P.C., a law firm of which Alan
L. Stanzler, a director of the Company, is a member. During the fiscal year ended December 31, 1995, the Company paid $87,511 in legal fees to Davis, Malm & D'Agostine, P.C. and to Mr. Stanzler's former law firm. It is anticipated that the Company will continue to pay legal fees to Davis, Malm & D'Agostine, P.C. in the future.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
-------     --------------------------------

      (a)   The following documents are filed as part of this report

            1.    FINANCIAL STATEMENTS.
                  --------------------
                                                                      Sequential
            Description                                     Page No.    Page No.
            -----------                                     --------    --------

            Report of Independent Public
            Accountants                                        F-1

            Consolidated Balance Sheets as of
            December 31, 1996 and 1995                         F-2

            Consolidated Statements of Operations for
            the Years Ended December 31, 1996 and 1995         F-3

            Statements of Stockholders' Equity for the
            Years Ended December 31, 1996 and 1995             F-4

            Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1996 and 1995             F-5

            Notes to Consolidated Financial Statements         F-7


      2. EXHIBITS The exhibits appearing on the following Exhibit Index are filed as part of, or incorporated by reference into this report.

                                  EXHIBIT INDEX
                                  -------------
Exhibit                                                                 Page No.
-------                                                                 --------

3.1     Articles of Incorporation*

3.2     By-laws*

4.1     Common Stock Certificate**

4.2 Pages from Articles of Incorporation (and by-laws) defining rights of holders of Common Stock*

4.3     Form of Underwriters Warrant Agreement**

4.4     Warrant Agreement**

4.5     Master Agreement Among Underwriters**

4.6     Master Selected Dealers Agreement**

10.1    Peccole Ranch Ground Lease*

10.2    Water Rights Agreement*

10.9    Form of Management Stock Option Agreement**

10.10   1994 Stock Option Plan*

10.12   Amendment to Peccole Ranch Ground Lease***

10.15   Management Agreement for New England Country Club***

10.19   Loan Agreement with Greyrock Capital Group, Inc.****

10.20   Promissory Note (in favor of Greyrock Capital Group, Inc.)****

10.21   Management Agreement for The Badlands Golf Club****

10.23   Purchase and Sale Agreement for Stonebridge Ranch Development****

10.24   Purchase Agreement - Las Vegas Golf Center*****

10.25 First Amended And Restated Limited Liability Company Agreement of Las Vegas Golf Center, LLC*****

10.26   Las Vegas Golf Center, LLC Membership Interests Purchase and Sale*****

10.27 Letter of Understanding - Membership Interest Purchase & Purchase Option Agreement*****

10.28   Loan Agreement with NationsCredit******

10.29   Promissory Note (secured) - in favor of NationsCredit******

10.30   Loan Modification and Extension Agreement for The Badlands Golf
        Club******

10.31   1996 Non-Employee Directors Stock Option Plan******

11      Statement Regarding Computation of Earnings Per Share******

21      List of subsidiaries of Registrant****

        * Previously filed as a similarly numbered exhibit to Registrant's Registration Statement on Form SB-2 (No. 33-81934) and hereby incorporated by this reference.

        ** Previously filed as a similarly numbered exhibit to Registrant's Registration Statement on Form SB-2 (No. 33-13362) and hereby incorporated by this reference.

        *** Previously filed a similarly numbered exhibit to Registrant's Form 10-KSB for the year ended December 31, 1994 and hereby incorporated by this reference.

        **** Previously filed a similarly numbered exhibit to Registrant's Form 10-KSB for the year ended December 31, 1995 and hereby incorporated by this reference.

        ***** Previously filed as a similarly numbered exhibit to Registrant's Amendment #1 to it report on Form 8-K dated March 20, 1997 and hereby incorporated by this reference.

        ******  Filed herewith

(b) The following report on Form 8-K was filed during the fourth quarter of the period covered by the report:

        The Company filed a report on Form 8-K dated December 31, 1996 relating to the acquisition of certain membership interests in the Las Vegas Golf Center, LLC, and the subsequent disposition of a portion of those membership interests. On March 20, 1997 the Company filed an amendment to that report which amendment filed certain exhibits relating to the transaction, and which exhibits appear on the Exhibit Index shown above. No financial statements were filed as part of that report.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SENIOR TOUR PLAYERS DEVELOPMENT, INC.


Date: March 27, 1997                By:
                                        -------------------------------------
                                        Stanton V. Abrams, President,
                                        Chief Executive Officer and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


---------------------------    President, Chief Executive         March 27, 1997
Stanton V. Abrams              Officer and Director


---------------------------    Chief Financial Officer            March 27, 1997
Lawrence P. Butler             (principal financial and
                               accounting officer)

---------------------------    Director                           March 27, 1997
Richard B. Rogers


---------------------------    Director                           March 27, 1997
Michael J. Meluskey


---------------------------    Director
Stanley Bernstein


---------------------------    Director
Arnold Mullen


---------------------------    Director
Robert L. Seelert


---------------------------    Director                           March 27, 1997
Alan L. Stanzler

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Senior Tour Players Development, Inc.:

We have audited the accompanying consolidated balance sheets of Senior Tour Players Development, Inc. (a Nevada corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senior Tour Players Development, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP

Boston, Massachusetts
March 12, 1997 (except with respect to
  the matter discussed in Note 5(f) as
  to which the date is March 19, 1997)

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1996 AND 1995


                                     ASSETS
                                                               1996        1995
CURRENT ASSETS:
  Cash and cash equivalents                                 $1,585,611  $1,473,384
  Interest and other receivables                             1,313,151      97,660
  Inventories                                                  140,976      79,252
  Prepaid expenses and other current assets                     59,608      96,221
                                                           ----------- -----------

      Total current assets                                   3,099,346   1,746,517
                                                           ----------- -----------

PROPERTY AND EQUIPMENT:
  Property and equipment, net of accumulated
   depreciation (Note 1)                                    10,373,925  11,026,874
  Construction in progress                                     546,609     682,937
                                                           ----------- -----------

      Property and equipment, net                           10,920,534  11,709,811
                                                           ----------- -----------

RESTRICTED CASH                                                 20,942      12,565
                                                           ----------- -----------

WATER RIGHTS (Note 3)                                        1,051,992   1,051,992
                                                           ----------- -----------

INVESTMENT IN GOLF FACILITIES                                1,029,075           -
                                                           ----------- -----------

OTHER ASSETS                                                   389,956     298,422
                                                           ----------- -----------

                                                           $16,511,845 $14,819,307
                                                           =========== ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $1,032,705  $  879,600
  Current portion of long-term debt                          1,711,745     293,290
  Current portion of obligation under water rights
   agreement                                                    77,915      59,825
  Deferred revenue                                             174,928     160,825
                                                           ----------- -----------

      Total current liabilities                              2,997,293   1,393,540
                                                           ----------- -----------

LONG-TERM LIABILITIES:
  Obligation under water rights agreement                      869,493     947,408
  Other long-term liabilities                                  200,000           -
  Long-term debt                                             5,269,705   6,780,656

MINORITY INTEREST                                              349,946           -

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value-
   Authorized--5,000,000 shares
  Common stock, $.001 par value-
   Authorized--15,000,000 shares
   Issued and outstanding--3,701,169 and 2,933,333 shares
    at December 31, 1996 and 1995, respectively (Note 1(j))      3,701       2,933
  Additional paid-in capital                                 8,962,843   7,545,040
  Management stock options                                   1,250,000   2,500,000
  Deferred compensation                                        (89,062)          -
  Accumulated deficit                                       (3,302,074) (4,350,270)
                                                           ----------- -----------

      Total stockholders' equity                             6,825,408   5,697,703
                                                           ----------- -----------

                                                           $16,511,845 $14,819,307
                                                           =========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                             1996        1995

NET REVENUES                                              $6,697,425  $ 2,070,305

COSTS AND EXPENSES:
  Operating, general and administrative expenses           5,752,139    3,326,932
  Noncash compensation charge (credit)                    (1,220,312)   2,500,000
                                                          ----------  -----------

      Operating income (loss)                              2,165,598   (3,756,627)

INTEREST INCOME                                               18,151      111,388

INTEREST EXPENSE                                            (785,607)    (380,169)
                                                          ----------  -----------

      Income (loss) before minority interest               1,398,142   (4,025,408)

MINORITY INTEREST IN PARTNERSHIP'S NET INCOME               (349,946)           -
                                                           ---------  -----------

      Net income (loss)                                   $1,048,196  $(4,025,408)
                                                          ==========  ===========

Net income (loss) per common and common equivalent share  $     0.28  $     (1.37)
                                                          ==========  ===========

Weighted average number of common and common equivalent
shares outstanding                                         3,681,661    2,933,333
                                                          ==========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                 AND SUBSIDIARY

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                           PREFERRED STOCK        COMMON STOCK      ADDITIONAL                                        TOTAL
                           NUMBER   $.10 PAR     NUMBER  $.001 PAR   PAID-IN   MANAGEMENT DEFERRED    ACCUMULATED   STOCKHOLDERS'
                          OF SHARES   VALUE     OF SHARES  VALUE     CAPITAL    OPTIONS  COMPENSATION    DEFICIT       EQUITY

BALANCE, DECEMBER 31,           -   $     -   2,933,333    $2,933  $7,545,040   $       -   $     -     $ (324,862) $ 7,223,111
1994

  Noncash compensation          -         -           -         -           -   2,500,000         -              -    2,500,000
  charge

  Net loss                      -         -           -         -           -           -         -     (4,025,408)  (4,025,408)
                         --------  --------   ---------  --------   ---------   --------- ---------    -----------   ----------

BALANCE, DECEMBER 31, 1995      -         -   2,933,333     2,933   7,545,040   2,500,000         -     (4,350,270)   5,697,703

  Noncash compensation          -         -           -         -           -  (1,250,000)        -              -   (1,250,000)
  credit

  Deferred compensation
  related to issuance           -         -           -         -     118,750           -  (118,750)             -            -
  of stock options

  Amortization of
  deferred compensation         -         -           -         -           -           -    29,688              -       29,688

  Issuance of common            -         -     767,836       768   1,299,053          -         -               -    1,299,821
  stock

  Net income                    -         -           -         -           -           -         -      1,048,196    1,048,196
                         --------  --------   ---------  --------   ---------   --------- ---------    -----------   ----------

BALANCE, DECEMBER 31, 1996      -   $     -   3,701,169    $3,701   $8,962,843  $1,250,000  $(89,062)  $(3,302,074)  $6,825,408
                         ========   =======   =========    ======   ==========  ==========  ========   ===========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                             1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $1,048,196 $(4,025,408)
  Adjustments to reconcile net income (loss) to net
  cash used in operating activities-
   Depreciation and amortization                             654,500     513,029
   Noncash compensation charge (credit)                   (1,220,312)  2,500,000
   Gain on sale of Forest Lakes Limited Partnership         (788,946)          -
   Minority interest in Partnership's net income             349,946           -
   Net proceeds from sale of Forest Lakes Limited            499,577           -
   Partnership
   Gain on sale of fixed assets                               (6,761)          -
   Changes in assets and liabilities-
     Interest and other receivables                       (1,215,491)    (60,316)
     Inventories                                             (77,724)    (40,737)
     Prepaid expenses and other current assets                36,613     (85,775)
     Accounts payable and accrued expenses                    92,432    (304,527)
     Deferred revenue                                        153,527       1,241
                                                          ----------  ----------

        Net cash used in operating activities               (474,443) (1,502,493)
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments                             -     994,555
  Purchases of property and equipment, net                (2,250,507) (5,758,395)
  Golf course development costs capitalized in
   construction in progress                                 (546,609)   (682,937)
  (Increase) decrease in restricted cash                      (8,377)  4,993,052
  Increase in other assets                                   (91,058)   (220,177)
  Proceeds from sale of fixed assets                          47,500           -
  Cash paid for partnership interest                               -     (61,527)
  Cash paid for interest in the Las Vegas Golf Center,
   LLC                                                    (1,639,247)          -
  Proceeds from sale of interest in the Las Vegas Golf     2,167,993           -
                                                          ----------  ----------
  Center, LLC

        Net cash used in investing activities             (2,320,305)   (735,429)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             3,221,555   5,614,141
  Repayment of long-term debt                               (314,580) (2,317,380)
                                                          ----------  ----------

        Net cash provided by financing activities          2,906,975   3,296,761
                                                          ----------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    112,227   1,058,839

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,473,384     414,545
                                                          ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $1,585,611  $1,473,384
                                                          ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                   (Continued)

                                                             1996        1995

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Deferred compensation related to issuance of stock
   options                                               $   118,750  $        -
                                                         ===========  ==========
  Equipment acquired under capital lease                 $    25,876  $  489,939
                                                         ==========  ==========
  Common stock issued for services                       $    50,000  $        -
                                                         ===========  ==========
  Common stock issued for Las Vegas Golf Center, LLC
   purchase option                                       $    72,000  $        -
                                                         ===========  ==========

  In connection with the acquisition of Forest Lakes
   Limited Partnership in fiscal 1995 (see Note 2), the
   following noncash transaction occurred-
    Fair value of assets acquired                        $         -  $ (252,438)
    Issuance of notes payable                                      -     117,213
    Deposit applied                                                -      73,698
                                                         -----------  ----------

        Cash paid for partnership interest               $         -  $  (61,527)
                                                         ===========  ==========

  In connection with the sale of Forest Lakes Limited
   Partnership in fiscal 1996 (see Note 2), the
   following noncash transaction occurred-
    Book value of assets sold                            $ 3,038,736  $        -
    Payment of Partnership liabilities                    (3,328,105)          -
                                                         -----------  ----------

        Investment                                          (289,369)          -

   Net proceeds from sale of Forest Lakes Limited
    Partnership                                              499,577           -
                                                         -----------  ----------
        Gross gain on sale of Forest Lakes Limited
        Partnership                                         (788,946)          -

   Minority interest                                         349,946           -
                                                         -----------  ----------

        Gain on sale of Forest Lakes Limited Partnership $  (439,000) $        -
                                                         ===========  ==========

  In connection with the acquisition of the 21.5% and
   48.5% interests in the Las Vegas Golf Center, LLC
   in fiscal 1996 (see Note 2), the following noncash
   transaction occurred-
     Fair value of assets acquired                       $(3,197,068) $        -
     Common stock issued                                   1,177,821           -
     Consideration payable                                   380,000           -
                                                         -----------  ----------

        Cash paid for interest in the Las Vegas Golf
         Center, LLC                                     $(1,639,247) $        -
                                                         ===========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-
   Interest (net of capitalized interest of $128,971
    and $55,409, respectively)                           $   738,446  $  380,169
                                                         ===========  ==========

   Income taxes                                          $      456   $      456
                                                         ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996




(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      Senior Tour Players Development, Inc. and subsidiary (the Company) was organized as a Nevada corporation on April 6, 1994 for the purposes of developing, acquiring, and managing semiprivate, private and public golf courses and golf practice facilities throughout the United States. The Company also provides golf course management services and marketing services for golf course residential development projects.

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. (The Badlands), which was established in 1995, and is located in Las Vegas, Nevada. For the period from January 1995 through December 16, 1996 (the ownership period), the Company owned a majority (53.5%) interest in the Forest Lakes Limited Partnership (Forest Lakes), which owned and operated a golf course. Accordingly, the financial information presented herein includes the revenue and expense of Forest Lakes during the ownership period, and at December 31, 1995 the consolidated balance sheet includes the assets and liabilities of Forest Lakes. The Company sold its interest in Forest Lakes on December 16, 1996 (Note 2(b)). All significant intercompany transactions and balances have been eliminated in consolidation.

      The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

      (a)   Management Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (b)   Concentrations of Risk

            Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (c)   Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      (d)   Inventories

            Inventories are stated at the lower of cost or market, and consist of food and beverage, golf equipment, clothing and accessories all sold at retail.

      (e)   Property, Equipment and Depreciation

            Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Interest costs, during the construction period, on borrowings used to finance construction of facilities are included in the cost of the constructed facilities.


            Property, equipment and accumulated depreciation consist of the following at December 31, 1996 and 1995:

                                                                                                             ESTIMATED
                                                                                                               USEFUL
                                                                                1996             1995           LIVES

               Land                                                        $          -     $   932,335               -
               Land improvements                                              7,308,935       8,149,436     15-40 Years
               Buildings                                                      2,632,228       1,179,292      31.5 Years
               Golf carts and equipment                                         527,175         850,488      3-15 Years
               Furniture, fixtures and equipment                                180,461         173,705       5-7 Years
               Office and computer equipment                                    114,651          69,515         5 Years
               Leasehold improvements                                            12,559               -         3 Years
                                                                            -----------     -----------
                                                                             10,776,009      11,354,771
                                                                            -----------     -----------

               Less--Accumulated depreciation                                   402,084         327,897

                                                                            $10,373,925     $11,026,874
                                                                            ===========     ===========

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (f)   Construction in Progress

            At December 31, 1995, construction in progress consisted of costs incurred in connection with the construction of the clubhouse and other structures at The Badlands. Upon completion of the clubhouse and other structures during November 1996, these costs were transferred to property and equipment and are being depreciated over their estimated useful lives, as disclosed in Note 1(e). At December 31, 1996, construction in progress consisted of design, construction, interest and other costs incurred in connection with the construction of an additional nine holes at The Badlands, as well as design, engineering and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas. These costs will be depreciated over the estimated useful lives of the assets once the assets are placed in service.

      (g)   Other Assets

            Other assets consist of the following at December 31, 1996 and 1995:



                                                          1996        1995

          Deferred debt financing costs, net of
            accumulated amortization of $33,043 and     $224,036    $165,213
            $0, respectively
          Organization costs, net of accumulated
            amortization of $15,353 and $44,687,          18,765      61,747
            respectively
          Las Vegas Gold Center, LLC purchase option      72,000           -
          Forest Lakes management contract, net of
            accumulated amortization of $45,500                -      45,500
          Other                                           75,155      25,962
                                                        --------    --------

                                                        $389,956    $298,422
                                                        ========    ========


            Deferred financing costs consist of costs incurred in connection with the Badlands financing agreements (see Note 3(d)), which are being amortized over the five-year initial term of the loans. Organization costs at December 31, 1996 and 1995, consist of legal and other costs incurred in connection with the organization of the Company. These costs are being amortized using the straight-line method over five years. Organization costs at December 31, 1995 also include legal and other costs incurred in connection with the organization of Forest Lakes. These costs were fully amortized as of December 31, 1996.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      (h)   Net Revenues

            Net revenue consists primarily of greens fees, membership dues, golf cart rental fees, golf course management and development fees, food and beverage sales and pro shop merchandise sales. Deferred revenues consist of prepaid membership dues, which are recognized ratably over the term of the membership.

      (i)   Net Income (Loss) Per Common and Common Equivalent Share

            Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year in accordance with the treasury stock method. The weighted average number of common equivalent shares does not include the effect of certain out-of-the-money warrants outstanding as their effect is antidilutive. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares are not included in the calculation of net loss per common share because their effect would be antidilutive.

      (j)   Common Stock

            Shares issued and outstanding at December 31, 1996 include 767,836 shares that will be issued as follows:

                161,645 -  January 1997
                369,547 -  February 1997
                 25,000 -  February 1997
                 50,000 -  June 1997
                161,644 -  January 1998
                -------
                767,836

            Those shares have either been paid for or the services related to the issuance of those shares have been performed as of December 31, 1996.

      (k)   Recently Issued Accounting Standard

            In March 1995, the Financial Accounting Standards Board issued Statement No. 121. Accounting for the Impairment of Long-Lived Assets To Be Disposed Of. This statement deals with the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

            This statement requires that long-lived assets including intangibles be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicates that the assets carrying amount may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than its carrying value, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset.

            The Company's adoption of the statement in 1996 did not have a material impact on the Company's financial statements.

            In March 1997, the FASB issued SFAS No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. This statement requires restatement of all prior-period earnings per share data presented. The Company has not yet determined the impact of this statement on the earnings per share data presented.

(2)   ACQUISITIONS AND SALES

      (a)   Purchase of Forest Lakes Partnership Interest

            In January 1995, the Company acquired a combined 53.5% interest in Forest Lakes for $252,438. Forest Lakes owns and operates a semiprivate golfing facility located in Sarasota, Florida. The Company's interest comprised a 34% general partnership interest and a 19.5% limited partnership interest. The general partnership interest was purchased from Senior Tour Players, Inc. (STP), an affiliate of the Company. STP retained a 1% general partnership interest. In addition to the partnership interests, the Company purchased, through assignment, a management

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)   ACQUISITIONS AND SALES (Continued)

      (a)   Purchase of Forest Lakes Partnership Interest (Continued)

            contract for the golfing facility from STP for $91,000, which was paid at closing. The Company has capitalized the costs of this contract and amortized these costs over the remaining term of the agreement, which is two years. The Company subsequently sold its interest in Forest Lakes during December 1996, as more fully discussed in Note 2(b).

      (b)   Sale of Forest Lakes Partnership Interest

            On December 16, 1996, the Company consummated the sale of Forest Lakes. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The buyer was BST Associates, an Illinois general partnership. The cash purchase price was $4,000,000 paid at closing. Broker commissions and direct costs relating to the sale totaled $172,318 and proceeds allocated to retire Partnership liabilities totaled $3,328,105, resulting in net sale proceeds to the Partnership of $499,577.

            Under the terms of the Forest Lakes Limited Partnership Agreement, the sale of all of the Partnership's property and the conversion of all proceeds into cash requires that the Partnership be dissolved. Accordingly, as General Partner, the Company is taking steps to dissolve the Partnership and cause a distribution of all available cash proceeds to the partners.

      (c)   Proposed Golf Course Development--McKinney, Texas

            During March 1996, the Company signed a purchase and sale agreement and related documents for the proposed development of an 18-hole championship golf facility located within the Stonebridge Ranch Development in McKinney, Texas, approximately 25 miles north of Dallas.

            Under the terms of the agreement, land will be conveyed to the Company for total consideration of ten dollars ($10.00) and the Company, in turn, shall be responsible for 100% of the costs of the design, development and operation of an 18-hole championship golf course, clubhouse, driving range and maintenance facilities. The Company shall have no direct interest in the residential development, which is planned for the land surrounding the course.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)   ACQUISITIONS AND SALES (Continued)

      (c)   Proposed Golf Course Development--McKinney, Texas (Continued)

            In connection with the design and promotion of the golf course, the Company intends to utilize the design and marketing services of six Legends of golf to design three holes each and participate in the marketing and promotion of the facility. The Company has entered into agreements with senior pros Sam Snead, Bob Goalby, Chi Chi Rodriguez, Miller Barber and Orville Moody, and regular PGA tour pro Bruce Lietzke to provide promotional services to the project.

            Contingent on a successful permitting and design process, course construction is anticipated to commence in the early fall of 1997 with a course opening in late 1998. The Company's ability to successfully develop a golf course at Stonebridge Ranch is dependent on a number of factors, including, but not limited to, the ability of the Company to raise the necessary capital to finance the course as well as the requirement to receive all necessary approvals and permits for the construction of the golf course and related facilities. As of December 31, 1996, the Company has capitalized $262,195 related to this development, which is included in construction in process.

      (d)   Purchase and Sale of Investment in Las Vegas Golf Center, LLC

            On December 31, 1996, the Company acquired a 21.5% interest and a 48.5% interest, and subsequently sold the 48.5% interest, in the Las Vegas Golf Center (the Center), a golf practice facility located in Las Vegas, Nevada. The Center is situated on approximately 42 acres of land leased from Clark County, Nevada. The Center is owned by Las Vegas Golf Center, LLC, a Delaware limited liability company (the
            LLC). The Center includes a driving range with approximately 130 tee stations on two tiers, a golf school teaching area and a 6,500 sq. ft. clubhouse. The Center opened for business on January 17, 1997.

            The Company acquired a 21.5% interest in the LLC from unrelated individual shareholders of Golf Centers of America, Inc., a California corporation, for an aggregate purchase price of $400,000 cash consideration, and 323,289 shares of the Company's common stock, $.001 par value per share (STPD Shares), payable as follows:

             Cash Consideration   $20,000 payable on or before December 15, 1996
                                  $180,000 payable on or before January 15, 1997
                                  $200,000 payable on or before January 15, 1998

             STPD Shares          161,645 shares on or before January 15, 1997
                                  161,644 shares on or before January 15, 1998

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)   ACQUISITIONS AND SALES (Continued)

      (d) Purchase and Sale of Investment in Las Vegas Golf Center, LLC (Continued)

            As of December 31, 1996, the Company has capitalized $1,029,075 related to this investment, which is included in investment in golf facilities on the accompanying balance sheet as of December 31, 1996.

            The Company also acquired an additional 48.5% interest in the LLC from unrelated individual shareholders of Selleck Properties, Inc., a California corporation, for an aggregate purchase price of $1,532,050 cash consideration, and 369,547 shares of the Company's common stock, $.001 par value per share. The Common Stock was issued in February 1997.

            All of the shares issued or payable in connection with these transactions are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Because the STPD Shares are restricted, the Company obtained an independent appraisal valuing the STPD shares at a discount from their traded fair value at the transaction date. The Company has used a 20% discount in recording the value of the STPD Shares issued. The Company has granted the sellers of the interests the right to demand registration of their common stock on a Form S-3 registration statement or similar Form at any time after May 1, 1997. The Company has agreed to use its best efforts to cause such a registration statement to become effective as soon as practicable thereafter. The sellers of the 21.5% interest and 48.5% interest have agreed, pursuant to shareholder agreements, to vote their common stock for the slate of directors proposed by management of the Company through December 31, 1998 (in the case of the 21.5% interest) or the first to occur of (i) June 30, 1999, or (ii) the date on which Stanton V. Abrams ceases to serve as the President and Chief Executive Officer of the Company (in the case of the 48.5% interest).

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)   ACQUISITIONS AND SALES (Continued)

      (d) Purchase and Sale of Investment in Las Vegas Golf Center, LLC (Continued)

            Immediately following the acquisition of the 48.5% interests, the Company sold a 48.5% interest in the LLC to Paul Fireman (Fireman), an individual investor and Company stockholder, for cash consideration of $2,167,953. In addition, the Company received a $200,000 consulting fee from Fireman in consideration of certain services rendered in connection with the structuring and implementation of the transaction, as well as for arranging certain financing for the LLC. This fee has been included in revenue in the accompanying consolidated statement of operations for the year ended December 31, 1996. See Note 8(b)--Related Party Transactions.

            In consideration of 50,000 shares of common stock of the Company, $.001 par value per share, the Company shall have the option to purchase from Fireman a 13.5% interest in the LLC (the Option). If the Company exercises the Option on or before December 31, 1997, the price for a 13.5% LLC interest shall be $900,000. If the Company exercises the Option after December 31, 1997 but on or before December 31, 1998, the price for a 13.5% LLC interest shall be $1,075,000. If the Company exercises the Option after December 31, 1998 but on or before December 31, 1999, the price for a 13.5% LLC interest shall be $1,350,000.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(2)   ACQUISITIONS AND SALES (Continued)

      (d) Purchase and Sale of Investment in Las Vegas Golf Center, LLC (Continued)

            The Company has been designated the Managing Member of the LLC, and shall be responsible for the day-to-day management, marketing and operation of the Center. The Company shall receive a management fee equal to 5% of gross revenues generated by the LLC as compensation under the terms of the management agreement, and shall also be reimbursed for certain accounting and out-of-pocket expenses.

(3)   GOLF COURSE DEVELOPMENT COSTS

      The Company is in the initial construction phase of an additional nine holes at The Badlands, an 18-hole facility that was completed in October 1995, and is situated on approximately 186 acres of leased land. The 9-hole addition under construction at December 31, 1996 is situated on 67 acres of leased land abutting The Badlands. In connection with the construction of the additional nine holes and the ongoing operation of the golf course, the Company has entered into the following significant contracts and agreements:

      (a)   Badlands Land Lease Agreement--18 Holes

            The Company leases 186 acres of land in Las Vegas, Nevada, for a term of 50 years, expiring in July 2045. The lease agreement contains four 10-year options to extend the term of the lease based on certain terms, as defined. The lease requires minimum rental payments of $240,000 per annum, commencing July 1, 1995, with an increase every three years based on the increase in the Consumer Price Index. The lease also contains a contingent rental clause requiring the Company to pay an amount equal to the amount by which 6% of annual gross receipts, as defined, at The Badlands exceeds the minimum annual rental of $240,000. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased land. Base rent expense related to the land lease agreement charged to operations in the year ended December 31, 1996 and 1995 amounted to approximately $240,000 and $120,000, respectively.

      (b)   Badlands Land Lease Agreement--9 Hole Addition

            During June 1996, the Company leased an additional 67 acres abutting The Badlands, which land is being used to develop an additional nine holes. The term of the lease will be coterminous with the existing lease, expiring in July 2045, with four ten-year extension options. The lease requires minimum rental payments of $120,000 per annum, commencing on the earlier of (i) the opening of the additional nine holes to the general public; or (ii) November 1, 1998, with an increase

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(3)   GOLF COURSE DEVELOPMENT COSTS (Continued)

      (b)   Badlands Land Lease Agreement--9 Hole Addition (Continued)

            every three years based on the increase in the Consumer Price Index. Upon commencement of rental payments under this additional lease, total contingent rent under both leases will be equal to the amount by which 6% of annual gross receipts, as defined, at The Badlands exceeds the minimum annual rental of $360,000. The lease also requires the Company to pay real estate taxes, assessments and other charges in connection with the leased property.

            Minimum payments required under The Badlands two land lease agreements are as follows:

                                     18 HOLES     9 HOLES      TOTAL

          Year ended December 31,
            1997                  $   240,000 $   40,000  $   280,000
            1998                      240,000    120,000      360,000
            1999                      240,000    120,000      360,000
            2000                      240,000    120,000      360,000
            2001                      240,000    120,000      360,000
            Thereafter             10,440,000  5,220,000   15,660,000
                                  ----------- ----------  -----------

                Total             $11,640,000 $5,740,000  $17,380,000
                                  =========== ==========  ===========

      (c)   Water Rights Agreement

            The Company has purchased 399 acre-feet of water rights under a water rights agreement (the Agreement) for use at The Badlands. The Agreement requires the Company to pay $13,300 per month commencing on July 1, 1995 and continuing for ten years through July 2005. The obligation under the water rights agreement has been capitalized in the accompanying consolidated balance sheets. The capitalized water rights will not be amortized since the asset has an indefinite and indeterminable life span and is transferable by the Company subject to certain restrictions in the Agreement.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(3)   GOLF COURSE DEVELOPMENT COSTS (Continued)

      (c)   Water Rights Agreement (Continued)

            As of December 31, 1996, future minimum payments under the water rights agreement are as follows:

            Year ended December 31,
              1997                                          $  159,600
              1998                                             159,600
              1999                                             159,600
              2000                                             159,600
              2001                                             159,600
              Thereafter                                       558,600
                                                            ----------

                  Total obligation under the water rights
                   agreement                                 1,356,600

            Less--Amount representing interest calculated
            at the Company's incremental borrowing rate        409,192
                                                            ----------

                  Present value of minimum payments            947,408

            Less--Current obligation                            77,915
                                                            ----------

                  Long-term obligation                      $  869,493
                                                            ==========

      (d)   Construction and Term Loan Agreements

            In December 1995, the Company entered into a $6,700,000 loan agreement (the loan) with NationsCredit. At the closing, the loan provided the Company with $3,384,000, which was used to (i) pay off the then outstanding Badlands construction loan; (ii) return approximately $1,200,000 in cash to the Company; and (iii) provide $1,616,000 to complete construction of The Badlands clubhouse and other structures. In November 1996, the loan was modified to run concurrently with the construction loan discussed below. Under the modification agreement, the lender has capped the borrowings at approximately $5,000,000. The loan is subject to a 20-year amortization, which began on December 1, 1996 and has a fixed interest rate of 10.78%.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(3)   GOLF COURSE DEVELOPMENT COSTS (Continued)

      (d)   Construction and Term Loan Agreements (Continued)

            In November 1996, the Company entered into a $5,000,000 construction and permanent loan agreement (the construction loan) with NationsCredit for development of an additional nine holes at The Badlands. The construction loan provided for up to $4,000,000 for construction and other indirect costs associated with the development of the additional nine holes at The Badlands, and also provides for the availability of up to $1,000,000 in "Earnout Advances." The earnout funds will be made available to the Company over a period of thirty months following the loan closing so long as certain operating results at The Badlands are achieved, including minimum debt service coverage ratios, and other revenue and cash flow criteria, as defined in the loan agreement. The construction loan is subject to a 20-year amortization, which began on December 1, 1996 and has a fixed interest rate of 10.95%.

            The loan term for each of the NationsCredit loans is five years with the remaining principal due at maturity on December 1, 2001; however, the Company may extend the term of each loan for an additional five years upon payment of an extension fee of .5% of the outstanding balance due and assuming the Company meets certain terms and conditions as defined in the agreements. Borrowings are collateralized by a Deed of Trust and a security interest in substantially all assets of The Badlands. Each loan is cross-collateralized and cross-defaulted with the other.

(4)   LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1996 and 1995:

                                                                             1996        1995

     Mortgage note payable to NationsCredit, secured by The
     Badlands (see Note 3(d)), interest is at 10.78%, with principal and interest of approximately $46,400 due monthly, with the
     balance due at  maturity on December 1, 2001                          $4,807,188  $3,384,000

     Construction note payable to NationsCredit, secured by The
     Badlands (see Note 3(d)), interest is at 10.95%, with principal and interest of approximately $48,250 due monthly, with the
     balance due at maturity on December 1, 2001                              205,364           -


                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(4) LONG-TERM DEBT (Continued)


                                                                             1996        1995


     Mortgage note payable to Textron Financial, secured by the golf course at Forest Lakes, interest is at the prime rate (8.5%
     at December 31, 1995) plus 2%, principal and interest of
     approximately $21,000 due monthly, this note was repaid in
     1996 in connection with the sale of Forest Lakes                      $        -  $2,015,891

     Mortgage note payable to sellers of the clubhouse at Forest
     Lakes, interest only payable monthly at 9.25%, this note was repaid in 1996 in connection with the sale of Forest
     Lakes                                                                          -   1,000,000

     Capital lease obligation for turf maintenance and other
     equipment, principal and interest payments of approximately
     $12,660 due monthly, final maturity date of September 30,
     1999                                                                     356,729     461,027

     Capital lease obligation for furniture, fixtures and other equipment, principal and interest payments of approximately
     $3,995 due monthly, final maturity date of January 1, 2002               188,093           -

     Capital lease obligation for telephone equipment, principal and interest payments of approximately $595 due monthly,
     final maturity date of September 11, 2001                                 24,318           -

     Unsecured notes payable, due to sellers of partnership
     interests in Forest Lakes Limited Partnership, interest due at
     maturity at 7% on January 5, 1996                                              -      72,664


     Collateralized note payable, due October 15, 1998, with
     monthly principal and interest payments of $1,654, interest at the prime rate plus 2.75%.  This note was repaid in 1996 in
     connection with the sale of Forest Lakes                                       -      46,772

     Unsecured revolving line of credit, payable on demand with interest at the prime rate plus 2.0%.  This line was terminated
     in 1996                                                                        -      25,000


                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(4)  LONG-TERM DEBT (Continued)



                                                                             1996        1995


     Unsecured line of credit, payable on demand with interest at
     the prime rate (8.25% at December 31, 1996) plus 1.5%                 $1,399,758  $        -


     Note payable to a bank, due February 3, 2000, with monthly principal payments of $1,000 together with interest at the prime rate plus 2.0%.  This note was repaid in 1996 in
     connection with the sale of Forest Lakes                                       -      50,000

     Various collateralized notes payable to a bank with monthly principal and interest payments of $904, with interest rates ranging from 9.0% to 9.25% and maturity dates from July 1997 to September 1998.  This note was repaid in 1996 in
     connection with the sale of Forest Lakes                                       -      18,592

                                                                            6,981,450   7,073,946
                                                                           ----------  ----------

     Less--Current portion                                                  1,711,745     293,290
                                                                           ----------  ----------

           Total long-term debt                                            $5,269,705  $6,780,656
                                                                           ==========  ==========


     Future maturities of long-term debt as of December 31, 1996 are as follows:

                                     NOTES      CAPITAL
                                    PAYABLE     LEASES       TOTAL

          1997                    $1,562,041   $ 149,704  $1,711,745
          1998                       179,277     168,771     348,048
          1999                       128,304     150,571     278,875
          2000                       107,243      46,638     153,881
          2001                     4,435,445      49,494   4,484,939
          Thereafter                       -       3,962       3,962
                                  ----------  ----------  ----------

                Total             $6,412,310   $ 569,140  $6,981,450
                                  ==========   =========  ==========


                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(5)   STOCKHOLDERS' EQUITY

      (a)   Common Stock

            In November 1994, the Company sold 1,600,000 shares of common stock and warrants at a price of $5.00 per common share and $.10 per warrant through an initial public offering. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50, subject to adjustment, at any time until November 16, 1999, at which time the warrants expire. The warrants are subject to redemption by the Company at a redemption price of $5.10 per warrant on 30 days' written notice, provided the average of the closing bid prices of the common stock of the Company equals or exceeds $8.00 for 20 consecutive trading days preceding the notice of redemption.

            During 1996, the Company issued 742,836 shares of common stock in connection with the purchase and sale of investment in the Las Vegas Golf Center, LLC discussed in Note 2(d). In addition, the Company issued 25,000 shares to Johnny Miller Design, Ltd. for design services rendered at The Badlands.

      (b)   Underwriter's Warrants

            In connection with the Company's initial public offering in November 1994, the Company issued 160,000 warrants to the underwriter (the Underwriter's Warrants). Each Underwriter's Warrant entitles the Underwriter to purchase one share of common stock for $7.25 and one warrant for $.15.

      (c)   Overallotment Option

            In addition to the Underwriter's Warrants, the Company granted an overallotment option (the Option) to the Underwriter. The Option entitled the Underwriter to purchase additional shares of common stock and/or additional warrants at the public offering price less the underwriting discounts and commissions, as defined. In December 1994, the Underwriter exercised its option and purchased 153,200 warrants for $13,351 net of discounts and commissions.

      (d)   Preferred Stock

            The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(5)   STOCKHOLDERS' EQUITY (Continued)

      (e)   Stock Option Plans

            On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan (the Employee Plan) that provides for the granting of nonqualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices determined by the Compensation Committee of the Board of Directors. Under the Employee Plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. At December 31, 1996, 195,000 options have been granted under this plan. For options granted under the Employee Plan, 95,000 options had an exercise price of $2.1875 per share, the fair market value on the date of grant and vest in five annual equal installments beginning in December 1997. The terms of the other 100,000 options issued under the Employee Plan are detailed in Note 5(g).

            On November 10, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan (the Nonemployee Plan). Under the Nonemployee Plan, options for a maximum of 200,000 shares of common stock may be granted. On December 11, 1996, the Compensation Committee granted, subject to shareholder approval, stock options for the purchase of 40,000 shares of common stock to four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.1875 per share, the fair market value on the date of grant and vested immediately.

      (f)   Stock Option Agreements--Management Options

            Effective June 20, 1994, the Company entered into employee stock option agreements with certain officers and key employees granting them options to acquire up to 1,111,111 shares of the Company's common stock for an exercise price of $1.00 per share. Under these agreements, each employee's options vest and become exercisable based on the Company achieving certain financial benchmarks, as defined. The options must be exercised by December 31, 2004.

            During the fourth quarter of 1995, in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded a noncash compensation charge for $2,500,000 based on its estimate of the value related to the probable future vesting of stock options granted to these individuals. The noncash compensation charge at December 31, 1995 was calculated based on the market price of the Company's common stock on December 31, 1995 ($3.25), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(5)   STOCKHOLDERS' EQUITY (Continued)

      (f)   Stock Option Agreements--Management Options (Continued)

            During the year ended December 31, 1996, the Company recorded a noncash compensation credit of $1,250,000. The adjustment reflected a decrease in the market price of the Company's common stock of $1.125 per share from the closing price on December 31, 1995 ($3.25) compared to the closing price on December 31, 1996 ($2.125).

            At December 31, 1996, the Company's balance sheet reflected an accrual of $1,250,000 included in stockholders' equity relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the Company's common stock on December 31, 1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

            At December 31, 1996, 555,555 (representing 50%) of the management stock options issued in 1994 vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the "Benchmarks" as described in the option agreements and in
            Note 5(f). The Board voted to accept the optionholders' delay of 10% of their vested option shares and to replace the "Benchmarks" with an extended vesting schedule, based on continued employment by the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested as of December 31, 1996, and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998 and 1999.
            This change will result in no further charges or credits against earnings related to the management options. At the time these options are exercised, the proceeds will be credited to the capital accounts.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(5)  STOCKHOLDERS' EQUITY (Continued)

      (f)   Stock Option Agreements--Management Options (Continued)

            The following is a summary of all stock option activity during the two years ended December 31, 1996:

                                                                    WEIGHTED
                                                                    AVERAGE
                                             NUMBER      OPTION      OPTION
                                            OF SHARES    PRICE       PRICE

          Outstanding, December 31, 1995
          and 1994                         1,111,111   $     1.00     $1.00
            Granted                          235,000    1.00-2.19      1.68
            Exercised                              -        -             -
            Terminated                             -        -             -
                                           ---------   ----------     -----

          Outstanding, December 31, 1996   1,346,111   $1.00-2.19     $1.12
                                           =========   ==========     =====

          Exercisable, December 31, 1996     498,731   $     1.00     $1.10
                                           =========   ==========     =====

            In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure only alternative under SFAS No. 123 for options granted in 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 1996 with an exercise price of $1.00 had a fair value of $1.76 and options granted in 1996 with an exercise price of $2.1875 had a fair value of $1.49. The weighted average assumptions are as follows:

                                          1996

               Risk-free interest rate    6.2%
               Expected dividend yield      -
               Expected lives            7 Years
               Expected volatility       63.5%



                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(5)   STOCKHOLDERS' EQUITY (Continued)

      (f)   Stock Option Agreements--Management Options (Continued)

            Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been reduced to the following pro forma amounts:

                                                                 1996

                    Net income               As reported     $1,048,196
                                             Pro forma          974,284

                    Net income per share     As reported     $      .28
                                             Pro forma              .26

            Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      (g)   Deferred Compensation

            Effective December 11, 1996, the Company granted stock options to an officer of the Company granting options to acquire up to 100,000 shares of the Company's common stock for an exercise price of $1.00 per share. Under the stock option agreement, the options vest pro rata over seven years beginning March 5, 1995.

            At December 31, 1996, the Company recorded a charge to deferred compensation and a corresponding credit to additional paid-in capital in the amount of $118,750, which represents the difference between the market price of the Company's common stock on December 11, 1996, the date of the option grant ($2.1875) and the exercise price of $1.00 per share, multiplied by the number of shares subject to the option (100,000). For the year ended December 31, 1996, the Company recorded a noncash compensation charge of $29,688 with a corresponding reduction of deferred compensation to reflect the pro rata recognition of expense for the 21-month period beginning March 1995 and ending December 31, 1996.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)


(6)   INCOME TAXES

      At December 31, 1996, the Company had a net operating loss carryforward available for federal tax purposes of approximately $1,347,000 with expiration dates beginning in 2009.

      The deferred tax asset consists of the following components at December
      31, 1996 and 1995:


                                                          1996        1995

          Net operating loss carryforwards              $458,000    $490,000
          Timing differences                             250,000      69,000
                                                       ---------   ---------

                                                         708,000     559,000

          Valuation allowance                           (708,000)   (559,000)
                                                       ---------   ---------

                                                        $      -    $      -
                                                        ========    ========

      A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

(7)   COMMITMENTS AND CONTINGENCIES

      The Company has entered into various leases for office space, office and golf equipment, golf carts and telephone systems all under noncancelable operating leases that expire at various dates through September 2001. Rent expense under these leases was approximately $472,000 and $117,000 in 1996 and 1995, respectively. Approximate future minimum lease payments for all operating leases as of December 31, 1996 are as follows:

               1997               $178,000
               1998                136,000
               1999                125,000
               2000                 74,000
               2001                 48,000
                                  --------

                     Total        $561,000
                                  ========

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

                                   (Continued)

(8)   RELATED PARTY TRANSACTIONS

      (a)   Golftown Driving Range

            During July 1996, the Company entered into an agreement with Golftown, Inc. (Golftown), a Massachusetts corporation, which is the owner and operator of a driving range facility (the Facility) in Saugus, Massachusetts. The Company has agreed to guaranty a loan in an amount of $295,000 made to Golftown, in exchange for a 25% equity interest in Golftown. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Facility and receive a management fee for such services in addition to its 25% interest in Facility profits. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interest of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority stockholder of Golftown, Inc. is Jeffrey Abrams, the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened to the general public during August 1996. As of December 31, 1996, the Company had written its investment down to zero to reflect the Company's portion of the loss incurred by Golftown.

      (b)   Las Vegas Golf Center, LLC

            During December 1996, the Company acquired, and simultaneously sold, 48.5% interest in the Las Vegas Golf Center, LLC (LLC) to Paul Fireman, a significant shareholder of the Company, who owned 205,000 shares of the outstanding common stock of the Company at December 31, 1996. In consideration of 50,000 shares of the common stock of the Company payable to Mr. Fireman, the Company retained an option to repurchase up to a maximum 13.5% interest in the LLC (see Note 2(d)). In addition, the Company entered into a consulting agreement with Mr. Fireman for services rendered in connection with the structuring and implementation of the transaction, as well as for arranging certain financing for the LLC. Included in net revenues of the Company for 1996 is $200,000 related to this consulting agreement.