Form 10QSB
period 1997-03-31
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1997-05-14
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended
                  March 31, 1997

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
                  For the transitional period from _____________ to ____________

                           Commission File No. 1-13362
                                               -------

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

            Nevada                                    04-3226365
------------------------------           ---------------------------------------
 (State or other jurisdiction            (I.R.S. Employer Identification Number)
incorporation or organization)

                       266 Beacon Street, Boston, MA 02116
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (617) 266-3600
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

 Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x                     No
-------                      -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              3,701,169 Shares of Common Stock, as of May 10, 1997

Transitional Small Business Issuer Format (check one):

Yes               No  x
-------           -------

                         PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                             CONSOLIDATED BALANCE SHEET
                                                      UNAUDITED
============================================================================================
                                                                                  March 31
                                                                                    1997
============================================================================================
ASSETS

CURRENT:
       Cash and cash equivalents                                                $    521,447
       Interest and other receivables                                                279,126
       Inventories                                                                   149,245
       Prepaid expenses and other current assets                                      49,616
                                                                                ------------
            Total current assets                                                     999,434
                                                                                ------------

PROPERTY AND EQUIPMENT:
       Property and equipment, net of accumulated depreciation                    10,283,393
       Construction in progress                                                    1,213,191
                                                                                ------------
            Property and equipment, net                                           11,496,584
                                                                                ------------

OTHER ASSETS:
       Restricted cash                                                                20,942
       Water rights                                                                1,051,992
       Investment in golf facilities                                                 998,332
       Other assets                                                                  369,388
                                                                                ------------
            Total other assets                                                     2,440,654
                                                                                ------------

                                                                                $ 14,936,672
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                    $    463,135
       Current portion of long term debt                                             524,512
       Current portion of obligation under water-rights agreement                     79,673
       Deferred revenues                                                             159,000
                                                                                ------------
            Total current liabilities                                              1,226,320
                                                                                ------------


LONG TERM LIABILITIES:
       Obligation under water rights agreement                                       848,902
       Long term debt                                                              5,962,905

STOCKHOLDERS' EQUITY:
       Preferred stock, $.10 par value; 5,000,000 shares authorized                        0
       Common stock, $.001 par value; 15,000,000 shares authorized;
       3,701,169 shares issued and outstanding                                         3,701
       Additional paid-in capital                                                  8,962,843
       Management options                                                          1,250,000
       Deferred compensation                                                         (84,820)
       Accumulated deficit                                                        (3,233,179)
                                                                                ------------

            Total stockholders' equity                                             6,898,545
                                                                                ------------

                                                                                $ 14,936,672
                                                                                ============


      The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1997 & 1996
                                                      UNAUDITED
                                                                               Three Month            Three Month
                                                                               Period Ended           Period Ended
                                                                              March 31, 1997         March 31, 1996
===================================================================================================================

REVENUES                                                                        $ 1,364,782           $ 1,580,986

COSTS AND EXPENSES:

       Operating, general and administrative                                      1,081,077             1,194,822
       Noncash compensation charge - management stock options                             0               278,000
                                                                                -----------           -----------

       Operating income (loss)                                                      283,705               108,164

       Interest income                                                               11,098                 4,138
       Interest expense                                                            (187,909)             (208,530)
                                                                                -----------           -----------

       Income (loss) before equity in losses from
            unconsolidated affiliate                                                106,894               (96,228)

       Equity in losses of unconsolidated affiliate                                 (38,000)                    0
                                                                                -----------           -----------

       NET INCOME (LOSS)                                                        $    68,894           $   (96,228)
                                                                                ===========           ===========



       Net income (loss) per common and common equivalent share                 $      0.02           $     (0.03)
                                                                                ===========           ===========


       Weighted average number of common and common equivalent shares             4,303,361             2,933,333
                                                                                -----------           -----------









      The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1997 & 1996
                                                      UNAUDITED
                                                                               Three Month             Three Month
                                                                               Period Ended            Period Ended
                                                                              March 31, 1997          March 31, 1996
====================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $    68,894            $   (96,228)
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                           115,172                159,618
            Noncash compensation charge                                               4,242                278,000
            Noncash equity in losses of Las Vegas Golf Center                        38,000                      0
            Distributions to minority interests in Forest Lakes                    (349,946)                     0
            Changes in assets and liabilities:
               Interest and other receivables                                     1,034,025                 14,710
               Prepaid expenses and other assets                                     16,249                 43,758
               Inventories                                                           (8,269)               (11,664)
               Deferred revenue                                                     (15,929)               (44,929)
               Accounts payable and accrued expenses                               (569,570)              (477,163)
                                                                                -----------            -----------

       Cash provided by (used in) operating activities                              332,868               (133,898)
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                          (10,329)              (183,501)
       Golf course and driving range development costs capitalized                 (673,838)                     0
       Clubhouse development costs capitalized                                            0               (281,307)
       Increase in other assets                                                           0                (50,000)
                                                                                -----------            -----------

       Net cash provided by (used in) investing activities                         (684,167)              (514,808)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long term debt                                                 782,625                355,328
       Repayment of long term debt                                               (1,495,490)              (125,862)
                                                                                -----------            -----------

       Net cash provided by (used in) financing activities                         (712,865)               229,466
                                                                                -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       $(1,064,164)           $  (419,240)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  $ 1,585,611            $ 1,473,384
                                                                                -----------            -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   521,447            $ 1,054,144
                                                                                ===========            ===========






      The accompanying notes are an integral part of these financial statements.

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



         1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Presentation

         Senior Tour Players Development, Inc. and Subsidiary ("the Company") was organized as a Nevada corporation on April 6, 1994 for the purposes of developing, acquiring, and managing semi-private, private, and public golf courses and golf practice facilities throughout the United States. The Company also provides golf course management services and marketing services for golf course residential development projects.

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. ("The Badlands"), which was established in 1995, and is located in Las Vegas, Nevada. For the period January, 1995 through December 16, 1996 the Company owned a majority (53.5%) interest in the Forest Lakes Limited Partnership ("Forest Lakes"), and accordingly, the financial information presented herein includes the revenue and expense of Forest Lakes for the first quarter ended March 31, 1996. The Company sold its interest in Forest Lakes on December 16, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

         On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the first quarter of 1997, the Company recorded a $38,000 loss representing the Company's pro rata share in the Center's start-up operating losses. At March 31, 1997 the Company had capitalized $998,332 related to this investment, which is carried as Investment in Golf Facilities on the accompanying balance sheet .

         The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

         INTERIM FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared and presented by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10QSB. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 1997, and results of operations for the three month periods ended March 31, 1997 and 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

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

         Inventories

         Inventories are stated at the lower of cost or market, and consist of food & beverage, golf equipment, clothing, and accessories.

         Property, Furniture,  Equipment, and Depreciation

         Property, furniture, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         Construction In Progress

         At March 31, 1997 construction in progress consisted of design, construction, and other costs incurred in connection with the construction of an additional nine holes at The Badlands Golf Club; as well as design, engineering, and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas; the planned development of a golf practice center in Cranston, Rhode Island; and the planned development of a golf practice facility outside Houston, Texas. These costs will be depreciated over the estimated useful lives of the assets once the assets are placed in service.

         Revenue

         Revenue consists primarily of green fees, membership dues, golf cart rental fees, golf course management and development fees, revenue from food and beverage sales, and pro shop merchandise sales. Deferred revenue consists of prepaid membership dues which are recognized ratably over the term of the membership.

         Net Income (Loss)  per Common and Common Equivalent Share

         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. The weighted average number of common equivalent shares does not include the effect of certain out-of-the-money warrants outstanding as their effect is antidilutive. Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares, which would include the effect of the outstanding stock options are not included in the calculation of net loss per share of common stock because their effect would be antidilutive.

         2.   ACQUISITIONS AND SALES


         Sale of Forest Lakes Assets and Liquidation of Partnership

         On December 17, 1996 the Company consummated the sale of Forest Lakes. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The buyer was BST Associates, an Illinois general partnership, and unrelated to the Company. The cash contract purchase price was $4,000,000 payable in full at closing. Broker commissions and closing costs relating to the sale totalled $172,318 resulting in net sale proceeds to the Partnership of $3,827,682. During January, 1997 the Company received partnership liquidation proceeds of approximately $149,500 against its Partnership investment of $252,438.

         Proposed Golf Course Development - McKinney, Texas

         During March, 1996 the Company signed a purchase and sale agreement and related documents for the proposed development of an 18-hole championship golf facility located within the Stonebridge Ranch Development in McKinney, Texas, approximately 25 miles north of Dallas.

         Under the terms of the agreement, land will be conveyed to the Company for $10 and the Company, in turn, shall be responsible for 100% of the costs of the design, development, and operation of an 18-hole championship golf course, clubhouse, driving range, and maintenance facilities. The Company shall have no direct interest in the residential development which is planned for the land surrounding the course.

         In connection with the design and promotion of the golf course, the Company intends to utilize the design and marketing services of six Legends of golf to design three holes each and participate in the marketing and promotion of the facility. The Company has entered into agreements with senior pros Sam Snead, Bob Goalby, Chi Chi Rodriguez, Miller Barber and Orville Moody, and regular PGA touring pro Bruce Lietzke to provide design and promotional services to the project.

         Contingent on a successful permitting and design process, course construction would commence in the Fall of 1997 with a course opening in late 1998. The Company's ability to successfully develop a golf course at Stonebridge Ranch is dependent on a number of factors, including, but not limited to, the ability of the Company to raise the necessary capital to finance the course, as well as the requirement to receive all necessary approvals and permits for the construction of the golf course and related facilities.

         Investment in Golftown Driving Range - Saugus, Massachusetts

         During July 1996, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that is the majority owner of a golf practice facility in Saugus, Masschusetts ("Golftown") which opened in August, 1996. The Company has provided a loan guaranty in the amount of $295,000 in exchange for a 25% equity ownership in Golftown. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of default, the Company may assume day-to-day management of the Project and receive a management fee for such services. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes effective in the event of default under the loan being guaranteed by the Company. The President and majority owner of Golftown is Jeffery Abrams, who is the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc.

         Purchase and Sale of Investment in Las Vegas Golf Center, LLC

         On December 31, 1996 the Company acquired a 21.5% ownership interest and a 48.5% ownership interest, and subsequently sold the 48.5% ownership interest, in the Las Vegas Golf Center, LLC (the "Center"), a golf practice facility located in Las Vegas, Nevada. The Center is situated on approximately 42 acres of land leased from Clark County, Nevada, on the corner of Tropicana and Paradise Roads, directly across the street from the McCarran International Airport, and approximately one-half mile from Las Vegas Boulevard (the "Strip"). The Center is owned by Las Vegas Golf Center, LLC, a Delaware limited liability company (the "LLC"). The Center includes a driving range with approximately 120 tee stations on two tiers, a golf school teaching area, and a 6,500 sq ft clubhouse. The Center opened for business on January 17, 1997.

         The Company acquired a 21.5% membership interest in the LLC from unrelated individual shareholders of Golf Centers of America, Inc., a California corporation, for an aggregate purchase price of $400,000 cash consideration, and 323,289 shares of the Company's common stock, $.001 par value per share ("STPD Shares"), payable as follows:

         Cash Consideration    $ 20,000 payable on or before December 15, 1996
                               $180,000 payable on or before January 15, 1997
                               $200,000 payable on or before January 15, 1998

         STPD Shares           161,645 shares on or before January 15, 1997
                               161,644 shares on or before January 15, 1998

         The Company also acquired an additional 48.5% membership interest in the LLC from unrelated individual shareholders of Selleck Properties, Inc., a California corporation, for an aggregate purchase price of $1,532,050 cash consideration, and 369,547 shares of the Company's common stock, $.001 par value per share.

         All of the shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. The Company has granted the sellers of the LLC interests the right to demand registration of their common stock on a Form S-3 registration statement or similar form at any time after May 1, 1997. Such a request was received by the Company during May, and the Company is currently taking steps to file a registration statement. Such filing will likely be made during the second quarter of 1997, and become effective during the third quarter of 1997.

         Immediately following the acquisition of the 48.5% membership interests, the Company sold a 48.5% membership interest in the LLC to Paul Fireman ("Fireman"), an individual investor and Compant stockholder, for cash consideration of $2,167,953. In addition, the Company received a $200,000 consulting fee from Fireman in consideration of certain services rendered in connection with the structuring and implementation of the transaction, as well as for arranging certain financing for the LLC.

         In consideration of 50,000 shares of common stock of the Company, $.001 par value per share, the Company shall have the option to repurchase from Fireman a 13.5% membership interest in the LLC (the "Option"). If the Company exercises the Option on or before December 31, 1997, the price for a 13.5% LLC interest shall be $900,000. If the Company exercises the Option after December 31, 1997 but on or before December 31, 1998, the price for a 13.5% LLC interest shall be $1,075,000. If the Company exercises the Option after December 31, 1998 but on or before December 31, 1999, the price for a 13.5% LLC interest shall be $1,350,000.

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

         3.  GOLF COURSE DEVELOPMENT COSTS

         The Company is presently developing an additional nine holes at The Badlands Golf Club, an 18-hole facility which was completed in October 1995, which is situated on approximately 186 acres of leased land. The 9-hole addition under construction at March 31, 1997 is situated on 67 acres of leased land abutting The Badlands. In connection with the construction of the additional nine holes and the ongoing operation of the golf course, the Company has entered into the following significant contracts and agreements:

         Badlands Land Lease Agreement - 18 Holes

         The Company has leased 186 acres of land in Las Vegas, Nevada, for a term of 50 years, expiring in July, 2045. The lease agreement contains four 10-year options to extend the term of the lease based on certain terms as defined. The lease requires minimum rental payments of $240,000 per annum, commencing July 1, 1995, with an increase every three years based on the increase in the Consumer Price Index. The lease also contains a contingent rental clause requiring the Company to pay an amount equal to the amount by which 6% of annual gross receipts, as defined, at The Badlands exceeds the minimum annual rental of $240,000. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased land.

         Badlands Land Lease Agreement - 9 Hole Addition

         During June, 1996 the Company leased an additional 67 acres abutting The Badlands which land is being used to develop an additional nine holes. The term of the lease will be coterminous with the existing lease, expiring in July 2045, with four ten-year extension options. The lease requires minimum rental payments of $120,000 per annum, commencing on the earlier of: (i) the opening of the additional nine holes to the general public; or (ii) November 1, 1998. The lease also requires the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

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

         4.  LONG TERM DEBT

         Long-term debt consists of the following at March 31, 1997:

         Mortgage note payable to NationsCredit, secured by
         The Badlands, interest is at 10.78%, with principal
         and interest due monthly of approximately $48,900,
         final maturity date of December, 2001                       $4,936,742

         Construction note payable to NationsCredit, secured
         by The Badlands, interest is at 10.95%, with
         principal and interest due monthly of approximately
         $48,250, final maturity date of December, 2001                 819,571

         Capital lease obligation for turf maintenance and
         other equipment, principal and interest payments of
         approximately $12,660 due monthly, final maturity
         date of September 30, 1999                                     328,825

         Unsecured note due January 15, 1998 to sellers of
         ownership interests of the Las Vegas Golf Center, LLC          200,000

         Capital lease obligation for furniture, fixtures, and
         other equipment, principal and interest payments of
         approximately $3,995 due monthly, final maturity date
         of January 1, 2002                                             179,265

         Capital lease obligation for telephone equipment,
         principal and interest payments of approximately $595
         due monthly, final maturity date of September 11,
         2001                                                            23,014
                                                                     ----------
                                                                     $6,487,417
         Less-current portion                                           524,512
                                                                     ----------
                  LONG TERM DEBT                                     $5,962,905
                                                                     ----------


         4. STOCKHOLDERS' EQUITY

         Common Stock

         In November 1994, the Company sold 1,600,000 shares of common stock and warrants at a price of $5.00 per common share and $.10 per warrant through an initial public offering. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50 per share, subject to adjustment, at any time until November 16, 1999, at which time the warrants expire. The warrants can be redeemed by the Company at a price of $5.10 per warrant on 30 days' written notice, provided the average of the closing bid prices of the common stock of the Company equals or exceeds $8.00 for 20 consecutive trading days ending 3 days of the date on which the notice of redemption is given.

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

         Stock Option Plans

         On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan which provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. At March 31, 1997, 195,000 options have been granted under this plan.

         On November 10, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan (the "Nonemployee Plan"). Under the Nonemployee Plan, options for a maximum 200,000 shares of common stock may be granted. On December 11, 1996 the Compensation Committee granted, subject to shareholder approval, stock options for the purchase of 40,000 shares of common stock to four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.1875 per share, the fair market value on the date of grant, and vested immediately.

         Stock Option Agreements - Management Options

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

         At December 31, 1996 the Company's balance sheet reflected an accrual of $1,250,000 relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the Company's common stock on December 31, 1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

         At December 31, 1996, 555,555 (or 50%) of the management stock options issued in 1994 vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the benchmarks. The Board voted to accept the optionholders' voluntary delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment with the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested on December 31, 1996 and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998, and 1999. This change will result in no further charges or credits against earnings of the Company related to the management options. At the time these options are exercised, the proceeds will be credited to the capital accounts.

         Deferred Compensation

         Effective December 11, 1996, the Company granted stock options to an officer of the Company granting options to acquire up to 100,000 shares of the Company's common stock for an exercise price of $1.00 per share. Under the stock option agreement, the options vest pro rata over seven years beginning March 5, 1995.

         5.  INCOME TAXES

         At December 31, 1996, the Company had a net operating loss carryforward available for federal tax purposes of approximately $1,347,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty surrounding the realization of the deferred tax asset.

         6.  CONTINGENT LIABILITIES & RELATED PARTY TRANSACTION

         Loan Guaranty

         The Company is a guarantor on a loan in the amount of $295,000 made to Golftown, Inc., a Massachusetts corporation which is the majority owner and operater of a driving range facility located in in Saugus, Massachusetts ("Golftown").

         During July 1996 the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation which owns and operates a driving range facility in Saugus, Massachusetts (the "Project"). The Company has agreed to guaranty a loan in an amount of $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interest of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority stockholder of Golftown, Inc is Jeffrey Abrams, the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened to the general public during August, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RISK FACTORS AND CAUTIONARY STATEMENTS
--------------------------------------

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and anticipated events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

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

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

         The Company believes that is has sufficient cash, operating lines of credit, and committed construction financing to meet its current operating needs, and to complete construction of an additional nine holes at The Badlands Golf Club in Las Vegas, Nevada, which is presently under construction and scheduled for completion and opening in September 1997.

         At March 31, 1997, the Company had $521,447 in cash and cash equivalents and the Company had no outstanding borrowings under its $500,000 revolving working capital line of credit with U.S. Bank of Nevada.

         On November 15, 1996, The Badlands Golf Club, Inc., a wholly owned subsidiary of the Company, entered into a loan agreement with NationsCredit, a NationsBank company, for a $5,000,000 construction and permanent loan. At closing the loan provided the Company with $4,000,000 to complete construction of a nine hole addition at The Badlands, presently under construction. The loan has a fixed interest rate of 10.95% and is being amortized over twenty years. The loan has a maturity date of December 1, 2001, however the Company has an option to extend the term of the loan for an additional five years upon payment of a .5% extension fee, provided that no event of default exists, and provided that certain financial conditions are met, all as detailed in the loan agreement. As of March 31, 1997 the Company had borrowed $819,571 under the loan agreement.

         In addition to the $4,000,000 construction proceeds, the loan provides for the availability to the Company of an additional $1,000,000 in "Earnout Advances" as defined in the loan agreement. The earnout funds will be made available to the Company over a period of thirty (30) months following the loan closing as long as certain operating results are achieved at The Badlands, including minimum debt service coverage ratios, and other revenue and cash flow criteria.

         It is the Company's practice to lease golf carts, maintenance equipment, and office and golf equipment at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and certain furniture, fixtures, and equipment at The Badlands Golf Club under a leasing line of credit established with the Golf Capital Division of American Equipment Leasing Company. As of March 31, 1997 the Company had $508,090 outstanding under the leasing line. The Company has leased its golf cart fleet at The Badlands Golf Club under an operating lease.


PLAN OF OPERATION.
-----------------

         The Company's plan of operation for the next twelve months with regards to existing properties will include completion of the nine hole addition at The Badlands Golf Club in Las Vegas, and continued ownership and operation of that 27-hole golf facility; completion of the planned improvements at the Las Vegas International Golf Center, and the continuing marketing and management of that facility in which the Company has a 21.5% ownership interest, and serves as the day-to-day manager of the facility; continued management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management contract which commenced in March, 1995.

         The Company's plans for the next twelve months with regards to development of golf courses and golf practice facilities include the completion of the permitting and design, and commencement of construction of the proposed 18-hole golf course development at Stonebridge Ranch in McKinney, Texas, approximately 25 miles north of Dallas; completion of the design and permitting process, and the commencement of construction of a proposed golf practice center in Cranston, Rhode Island; completion of the design and permitting, and commencement of construction of a proposed golf practice center in Spring, Texas, a short distance from Route I-45 and Woodlands Parkway, just outside Houston, Texas; completion of the due diligence, permitting, and fund raising, and the start of construction of several proposed golf practice facilities in the Washington D.C.-Baltimore metro area.

         Over the next twelve months the Company will continue its fund raising efforts to finance the proposed golf course development and golf practice facility projects in Texas, Rhode Island, and the Washington D.C.-Baltimore metro area, and elsewhere; and will continue to search for opportunities for the acquisition, lease, and development of golf courses and golf practice facilities throughout the United States.

         The Company will also seek out opportunities to manage or lease existing golf courses, particularly in regions of the country where the Company already has an established presence, or in situations where the Company has an equity position in the project.

         The Company is currently seeking additional debt and equity sources, and will continue to do so during the next twelve months to fund the projects discussed herein, as well as other potential acquisition and development opportunities that may arise.

         Notwithstanding the Company's desire and plans to do so, the Company's ability to successfully develop the projects discussed herein is dependent on a number of factors, including, but not limited to, the ability of the Company to raise the necessary capital to finance the projects, and the ability to obtain all necessary approvals and permits for the construction and operation of the proposed facilities.

         Except for the properties described herein, as of the date of this report, the Company has no binding or definitive commitments or agreements to acquire, lease, or develop any additional golf courses or golf practice facilities; however, additional acquisition, development, lease, or management agreements may be negotiated or entered into at any time.


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1997 VS. THREE MONTH PERIOD ENDED MARCH 31, 1996

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

         On December 17 1996, the Company consummated the sale of its interest in The Forest Lakes Golf Club. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The Company received cash proceeds of approximately $149,500 in January 1997 against its Partnership investment of $252,438.

         Since its acquisition in 1995, the Company had managed the Forest Lakes Golf Club under a management agreement. Effective December 31, 1996, the Company no longer manages the facility, or has any ownership interest therein.

REVENUES during the first quarter ended March 31, 1997 totaled $1,364,782 compared to $1,580,986 during the first quarter of 1996, a decrease of $216,204. The primary reason for the decline, which was anticipated by management, was the sale of the Forest Lakes Golf Club during December 1996. Forest Lakes generated $437,094 in revenues during the first quarter of 1996.

         Revenues at The Badlands Golf Club in Las Vegas during the first quarter of 1997 totaled $1,345,510, versus $1,143,892 during the first quarter of 1996, an increase of $201,618, and were slightly ahead of management's expectations. The Company also generated revenues from management fees of $19,272 during the first quarter of 1997 under management contracts with

New England Country Club in Bellingham, Massachusetts, and a management contract with Las Vegas International Golf Center, in which the Company owns a 21.5% interest.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,081,077 during the quarter ended March 31, 1997 compared to $1,194,822 for the corresponding period in 1996, a decrease of $113,745. The 1996 expenses included approximately $248,000 relating to Forest Lakes Golf Club versus $0 in 1997.

         Operating expenses at The Badlands during the first quarter of 1997 totaled approximately $837,000 versus $672,000 in 1996, an increase of $165,000.

         Corporate administrative expenses totaled $244,510 during the first quarter of 1997 compared to $ 264,052 during the corresponding period in 1996, a decrease of $19,542, or 7%.

NON-CASH COMPENSATION CHARGE - MANAGEMENT STOCK OPTIONS. During 1996 the Company was accounting for certain stock options granted to executive officers of the Company during 1994. Effective June 20, 1994, the Company entered into employee stock option agreements with certain officers and key employees granting them options to acquire up to 1,111,111 shares of the Company's common stock for an exercise price of $1.00 per share.

During the first quarter of 1996 the Company recorded a non-cash compensation charge of $278,000 relating to these options, versus $0 during the first quarter of 1997. At December 31, 1996, the Company's balance sheet reflected an accrual of $1,250,000 included in stockholders' equity relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the Company's common stock on December 31, 1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

At December 31, 1996, 555,555 (representing 50%) of the management options issued in 1994 vested, as the Company achieved certain financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997 a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the financial benchmarks as described in the option agreements. The Board voted to accept the optionholders' delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment by the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested December 31, 1996, and 60% or 666,666 vest pro rata on December 31, 1997, 1998, and 1999. THIS CHANGE WILL RESULT IN NO FURTHER CHARGES OR CREDITS AGAINST EARNINGS RELATED TO THESE MANAGEMENT STOCK OPTIONS. At the time these options are exercised, the proceeds will be credited to the capital accounts.

INTEREST EXPENSE totaled $187,909 for the quarter ended March 31, 1997 compared to $208,530 during the quarter ended March 31, 1996. Forest Lakes interest totaled $83,340 in 1996 versus $0 during the first quarter of 1997. Interest expense relating to The Badlands totaled $178,047 during the 1st quarter of 1997 versus $125,173 during the first quarter of 1996. Interest at The Badlands relates to a first mortgage of the golf course, an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. Total bank debt and capital lease obligations at The Badlands as of March 31, 1997 totaled $6,287,416, and the long term obligation under the water rights agreement was $928,575 as of March 31, 1997. See Note 4 to the consolidated financial statements included herein.

INTEREST INCOME totaled $11,098 during the first quarter of 1997 compared to $4,138 during the corresponding period in 1996.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the first quarter of 1997, the Company recorded a $38,000 loss representing the Company's pro rata share in the Center's start-up operations. See notes to consolidated financial statements included herein. At March 31, 1997 the Company had capitalized $998,332 related to this investment, which is carried as Investment in Golf Facilities on the balance sheet included with the consolidated financial statement included herein.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES                None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

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

The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.  NONE

(b)  REPORTS ON FORM 8-K

On January 2, 1997 the Company filed a report of Form 8-K to report the sale by the Company of Forest Lakes Golf Club located in Sarasota, Florida. The Company had acquired a combined 53.5% interest in Forest Lakes Limited Partnership, owner of Forest Lakes Golf Club, in January 1995 for $252,438. The Company's interest in Forest Lakes was comprised of a 34% general partnership interest and a 19.5% limited partnership interest. The Company's general partnership interest had been purchased by the Company from Senior Tour Players, Inc., an affiliate of the Company.

The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The buyer was BST Associates, an Illinois partnership, and unrelated to the Company. The cash contract price was $4,000,000.

As part of the Form 8-K filing, the Company filed three pro forma financial statements, including (i) a pro forma balance sheet as of September 30, 1996;
(ii) a pro forma statement of operations for the nine month period ended September 30, 1996; and (iii) a pro forma statement of operations for the year ended December 31, 1995.

                                   SIGNATURES



In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





         SENIOR TOUR PLAYERS DEVELOPMENT, INC.



Dated: May 15, 1997                      By: /s/ Lawrence P. Butler
                                             ------------------------------
                                                 Lawrence P. Butler
                                                 Chief Financial Officer