Form 10QSB
period 1997-06-30
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1997-08-14
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997

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

Yes  x               No
--------             -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  3,751,169 Shares of Common Stock, as of August 10, 1997

Transitional Small Business Issuer Format (check one):

Yes                  No  x
--------             -------

                         PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                             CONSOLIDATED BALANCE SHEET
                                                     UNAUDITED

-------------------------------------------------------------------------------------------
                                                                                  June 30,
                                                                                    1997
-------------------------------------------------------------------------------------------
ASSETS

CURRENT:
       Cash and cash equivalents                                                $   170,680
       Interest and other receivables                                               173,625
       Inventories                                                                  173,447
       Prepaid expenses and other current assets                                     53,422
                                                                                -----------
            Total current assets                                                    571,174
                                                                                -----------

PROPERTY AND EQUIPMENT:
       Property and equipment, net of accumulated depreciation                   10,452,903
       Construction in progress                                                   3,803,556
                                                                                -----------
            Property and equipment, net                                          14,256,459
                                                                                -----------

OTHER ASSETS:
       Restricted cash                                                               20,942
       Water rights                                                               1,051,992
       Investment in golf facilities                                              1,062,832
       Other assets                                                                 361,648
                                                                                -----------
            Total other assets                                                    2,497,414
                                                                                -----------

                                                                                $17,325,047
                                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                       $965,233
       Current portion of long term debt                                            589,853
       Current portion of obligation under water-rights agreement                    81,469
       Deferred revenues                                                            108,397
                                                                                -----------
            Total current liabilities                                             1,744,952
                                                                                -----------


LONG TERM LIABILITIES:
       Obligation under water rights agreement                                      827,849
       Long term debt                                                             8,146,072

STOCKHOLDERS' EQUITY:
       Preferred stock, $.10 par value; 5,000,000 shares authorized                       0
       Common stock, $.001 par value; 15,000,000 shares authorized;
       3,751,169 shares issued and outstanding                                        3,751
       Additional paid-in capital                                                 8,949,973
       Management options                                                         1,212,500
       Accumulated deficit                                                       (3,560,050)
                                                                                -----------

            Total stockholders' equity                                            6,606,174
                                                                                -----------

                                                                                $17,325,047
                                                                                ===========

   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1997 & 1996
                                                     UNAUDITED

--------------------------------------------------------------------------------------------------------------------
                                                                               Three Month              Three Month
                                                                              Period Ended              Period Ended
                                                                              June 30, 1997            June 30, 1996
--------------------------------------------------------------------------------------------------------------------

REVENUES                                                                       $1,411,884                $1,544,842

COSTS AND EXPENSES:

       Operating, general and administrative                                    1,545,119                 1,459,640
       Noncash compensation charge/(credit) - management stock options            (37,500)                  138,700
                                                                               ----------                ----------

       Operating income (loss)                                                    (95,735)                  (53,498)

       Interest income                                                              2,155                     6,792
       Interest expense                                                          (168,291)                 (240,556)
                                                                               ----------                ----------

       Income (loss) before equity in losses from
            unconsolidated affiliate                                             (261,871)                 (287,262)

       Equity in losses of unconsolidated affiliate                               (65,000)                        0
                                                                               ----------                ----------

       NET INCOME (LOSS)                                                       $ (326,871)               $ (287,262)
                                                                               ==========                ==========

       Net income (loss) per common and common equivalent share                $    (0.09)               $    (0.10)
                                                                               ==========                ==========

       Weighted average number of common and common equivalent shares           3,732,280                 2,933,333
                                                                               ----------                ----------









   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1997 & 1996
                                                     UNAUDITED

----------------------------------------------------------------------------------------------------------------------
                                                                                 Three Month              Three Month
                                                                                Period Ended              Period Ended
                                                                                June 30, 1997            June 30, 1996
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $  (326,871)               $ (287,262)
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                           115,909                   186,269
            Noncash compensation charge/(credit) - management stock options         (37,500)                  138,700
            Noncash equity in losses of Las Vegas Golf Center                        65,000                         0
            Changes in assets and liabilities:
               Interest and other receivables                                       105,501                    (4,762)
               Prepaid expenses and other assets                                    (10,638)                  (11,090)
                Inventories                                                         (24,202)                  (33,252)
               Deferred Revenue                                                     (50,604)                   54,040
               Accounts payable and accrued expenses                                502,098                   269,650
                                                                                -----------                ----------

       Cash provided by (used in) operating activities                              338,693                   312,293
                                                                                -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                          (13,969)                  (12,985)
       Golf course development costs capitalized                                 (2,583,108)                 (889,728)
       Investment in unconsolidated affiliate                                       (64,757)                        0
       Cash (restricted) released from escrow                                             0                    (2,094)
                                                                                -----------                ----------

       Net cash provided by (used in) investing activities                       (2,661,834)                 (904,807)
                                                                                -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long term debt                                                  (96,883)                  (97,331)
       Proceeds from long term debt                                               2,069,257                   380,970
                                                                                -----------                ----------

       Net cash provided by (used in) financing activities                        1,972,374                   283,639
                                                                                -----------                ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $  (350,767)               $ (308,875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  $   521,447                $1,054,144
                                                                                -----------                ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   170,680                $  745,269
                                                                                -----------                ----------






   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1997 & 1996
                                                     UNAUDITED

                                                    (CONTINUED)

-----------------------------------------------------------------------------------------------------------------
                                                                                 Three Month         Three Month
                                                                                Period Ended         Period Ended
                                                                                June 30, 1997       June 30, 1996
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

    Equipment acquired under capital lease                                         $256,876               $ -
                                                                                   ========               ===

    Common stock issued for Las Vegas Golf Center purchase                         $ 72,000               $ -
                                                                                   ========               ===









   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 & 1996
                                                     UNAUDITED

--------------------------------------------------------------------------------------------------------------------
                                                                                Six Month                Six Month
                                                                              Period Ended              Period Ended
                                                                              June 30, 1997            June 30, 1996
--------------------------------------------------------------------------------------------------------------------

REVENUES                                                                        $2,776,667               $3,125,829

COSTS AND EXPENSES:

       Operating, general and administrative                                     2,621,954                2,654,463
       Noncash compensation charge/(credit) - management stock options             (33,258)                 416,700
                                                                                ----------               ----------

       Operating income (loss)                                                     187,971                   54,666

       Interest income                                                              13,253                   10,930
       Interest expense                                                           (356,200)                (449,086)
                                                                                ----------               ----------

       Income (loss) before equity in losses from
            unconsolidated affiliate                                              (154,976)                (383,490)

       Equity in losses of unconsolidated affiliate                               (103,000)                       0
                                                                                ----------               ----------

       NET INCOME (LOSS)                                                        $ (257,976)              $ (383,490)
                                                                                ==========               ==========


       Net income (loss) per common and common equivalent share                 $   (0.07)               $    (0.13)
                                                                                ==========               ==========


       Weighted average number of common and common equivalent shares            3,716,639                2,933,333
                                                                                ----------               ----------












   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 & 1996
                                                     UNAUDITED

----------------------------------------------------------------------------------------------------------------------
                                                                                 Six Month                 Six Month
                                                                               Period Ended               Period Ended
                                                                               June 30, 1997             June 30, 1996
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $  (257,976)              $  (383,490)
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                           231,082                   345,888
            Noncash compensation charge/(credit) - management stock options         (33,258)                  416,700
            Noncash equity in losses of Las Vegas Golf Center                       103,000                         0
            Distributions to minority interests in Forest Lakes                    (349,946)                        0
            Changes in assets and liabilities:
               Interest and other receivables                                     1,139,526                     9,948
               Prepaid expenses and other assets                                      5,611                    32,668
                Inventories                                                         (32,471)                  (44,916)
               Deferred Revenue                                                     (66,532)                    9,112
               Accounts payable and accrued expenses                                (67,472)                 (207,513)
                                                                                -----------               -----------

       Cash provided by (used in) operating activities                              671,564                   178,397
                                                                                -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                          (24,300)                  (33,226)
       Golf course development costs capitalized                                 (3,256,947)               (1,334,297)
       Investment in unconsolidated affiliate                                       (64,757)                        0
       Cash (restricted) released from escrow                                             0                    (2,094)
       Increase in other assets                                                           0                   (50,000)
                                                                                -----------               -----------

       Net cash provided by (used in) investing activities                       (3,346,004)               (1,419,617)
                                                                                -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long term debt                                               (1,592,373)                 (223,193)
       Proceeds from long term debt                                               2,851,882                   736,298
                                                                                -----------               -----------

       Net cash provided by (used in) financing activities                        1,259,509                   513,105
                                                                                -----------               -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $(1,414,931)              $  (728,115)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  $(1,585,611               $ 1,473,384
                                                                                -----------               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $170,680                  $745,269
                                                                                -----------               -----------






   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1997 & 1996
                                                     UNAUDITED

                                                    (CONTINUED)

----------------------------------------------------------------------------------------------------------------------
                                                                                  Six Month                Six Month
                                                                                Period Ended              Period Ended
                                                                                June 30, 1997            June 30, 1996
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Equipment aquired under capital lease                                              $256,876                    $ -
                                                                                   ========                    ===

Common stock issued for Las Vegas Golf Center purchase                             $ 72,000                    $ -
                                                                                   ========                    ===









   The accompanying notes are an integral part of these financial statements.

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



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

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. ("The Badlands"), which was established in 1995, and is located in Las Vegas, Nevada. For the period January, 1995 through December 16, 1996 the Company owned a majority (53.5%) interest in the Forest Lakes Limited Partnership ("Forest Lakes"), and accordingly, the financial information presented herein includes the revenue and expense of Forest Lakes for the six month period ended June 30, 1996. The Company sold its interest in Forest Lakes on December 16, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

         On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the second quarter of 1997, the Company recorded a $65,000 loss representing the Company's pro rata share in the Center's start-up operating losses. At June 30, 1997 the Company had capitalized $1,062,832 related to this investment, which is carried as Investment in Golf Facilities on the accompanying balance sheet.

         The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

         Interim Financial Statements

         The accompanying financial statements have been prepared and presented by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10QSB. Accordingly, these interim

                  SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Interim Financial Statements (continued)

         financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1997, and results of operations for the six month periods ended June 30, 1997 and 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

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

         Inventories

         Inventories are stated at the lower of cost or market, and consist of food and beverage, golf equipment, clothing, and accessories.

         Property, Furniture, Equipment, and Depreciation

         Property, furniture, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         Construction In Progress

         At June 30, 1997 construction in progress consisted of design, construction, and other costs incurred in connection with the construction of an additional nine holes at The Badlands Golf Club; as well as design, engineering, and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas; the planned development of a golf practice center in Cranston, Rhode Island; and

                  SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Construction In Progress (continued)

         the planned development of a golf practice facility outside Houston, Texas. These costs will be depreciated over the estimated useful lives of the assets once the assets are placed in service.

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

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         2. ACQUISITIONS AND SALES (CONTINUED)

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

         Investment in Golftown Driving Range - Saugus, Massachusetts

         During July 1996, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that is the majority owner of a golf practice facility in Saugus, Massachusetts ("Golftown") which opened in August, 1996. The Company has provided a loan guaranty in the amount of $295,000 in exchange for a 25% equity ownership in Golftown. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of default, the Company may assume day-to-day management of the Project and receive a management fee for such services. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         2. ACQUISITIONS AND SALES (CONTINUED)

         Investment in Golftown Driving Range - Saugus, Massachusetts
         (continued)

         effective in the event of default under the loan being guaranteed by the Company. The President and majority owner of Golftown is Jeffery Abrams, who is the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc.

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

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         2. ACQUISITIONS AND SALES (CONTINUED)

         Purchase and Sale of Investment in Las Vegas Golf Center, LLC
         (continued)

         All of the shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. The Company granted the sellers of the LLC interests the right to demand registration of their common stock on a Form S-3 registration statement or similar form at any time after May 1, 1997. Such a request was received from the seller during May 1997. The Company has filed a registration statement, and such filing will become effective during the third quarter of 1997.

         Immediately following the acquisition of the 48.5% membership interests, the Company sold a 48.5% membership interest in the LLC to Paul Fireman ("Fireman"), an individual investor and Company stockholder, for cash consideration of $2,167,953. In addition, the Company received a $200,000 consulting fee from Fireman in consideration of certain services rendered in connection with the structuring and implementation of the transaction, as well as for arranging certain financing for the LLC.

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

         Additionally, in consideration of certain consulting services and modification of existing contractual rights relating to the acquisition of the Company's 21.5% membership interest in the LLC and the financing of the golf practice facility owned and operated by the LLC, the Company issued in May 1997 to the Ranchito Company, LLC ("Ranchito"), 50,000 shares of common stock of the Company, $.001 par value per share. Ranchito is the owner of the remaining 30% membership interest in the LLC which was not acquired on December 31, 1997.

         The Company has been designated the Managing Member of the LLC, and shall be responsible for the day-to-day management, marketing, and operation of the Center. The Company receives a management fee equal to 5% of gross revenues generated by the LLC

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         2. ACQUISITIONS AND SALES (CONTINUED)

         Purchase and Sale of Investment in Las Vegas Golf Center, LLC
         (continued)

         as compensation under the terms of the management agreement, and is also reimbursed for certain accounting and out-of-pocket expenses.

         3. GOLF COURSE DEVELOPMENT COSTS

         The Company is presently developing an additional nine holes at The Badlands Golf Club, an 18-hole facility which was completed in October 1995, which is situated on approximately 186 acres of leased land. The 9-hole addition under construction at June 30, 1997 is situated on 67 acres of leased land abutting The Badlands. The additional nine holes is anticipated to be opened in September, 1997. In connection with the construction of the additional nine holes and the ongoing operation of the golf course, the Company has entered into the following significant contracts and agreements:

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

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         3.  GOLF COURSE DEVELOPMENT COSTS (CONTINUED)

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

         4. LONG TERM DEBT

         Long-term debt consists of the following at June 30, 1997:

         Mortgage note payable to NationsCredit, secured by The Badlands, interest is at 10.78%, with principal and interest due monthly of
         approximately $ 48,900, final maturity date of December, 2001           $4,916,693

         Construction note payable to NationsCredit, secured by The Badlands, interest is at 10.95%, with principal and interest due monthly of
         approximately $51,500, final maturity date of December, 2001             2,818,409

         Capital lease obligation for turf maintenance and other equipment, principal and interest payments of approximately $12,660 due monthly,
         final maturity date of September, 1999                                     299,930

         Capital lease obligation for turf maintenance and other equipment, principal and interest payments of approximately $4,500 due monthly,
         final maturity date of June, 2002                                          212,876

         Unsecured note due January, 1998 to sellers of ownership interests
         of the Las Vegas Golf Center, LLC                                          200,000

         Capital lease obligation for furniture, fixtures, and other equipment, principal and interest payments of approximately $4,000 due monthly,
         final maturity date of January, 2002                                       171,340

         Capital lease obligation for equipment, principal and interest payments of approximately $1,000 due monthly,
         final maturity date of June, 2001                                           44,000

         Capital lease obligation for telephone equipment, principal and interest payments of approximately $600 due monthly, final
         maturity date of September, 2001                                            22,677

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         4. LONG TERM DEBT (CONTINUED)

         Unsecured line of credit with a bank, payable on demand with
         interest at prime rate plus 1.5%  (10% at June 30, 1997)                   50,000
                                                                                ----------

                                                                                $8,735,925

         Less-current portion                                                      589,853
                                                                                ----------

                  LONG TERM DEBT                                                $8,146,072
                                                                                ==========



         5. STOCKHOLDERS' EQUITY

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

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         5. STOCKHOLDERS' EQUITY (CONTINUED)

         Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

         Stock Option Plans

         On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan which provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. At June 30, 1997, 73,572 options have been granted under this plan.

         On November 10, 1996, the Board of Directors of the Company adopted, which was subsequently ratified by the shareholders, the 1996 Non-Employee Director Stock Option Plan (the "Nonemployee Plan"). Under the Nonemployee Plan, options for a maximum 200,000 shares of common stock may be granted. On December 11, 1996 the Compensation Committee granted stock options for the purchase of 40,000 shares of common stock to four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.1875 per share, the fair market value on the date of grant, and vested immediately. On January 1, 1997, the Compensation Committee granted stock options for the purchase of an additional 20,000 shares of common stock to the four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.125 per share, the fair market value on the date of grant, and vested immediately.

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

         At December 31, 1996 the Company's balance sheet reflected an accrual of $1,250,000 relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the Company's common stock on December 31,

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         5. STOCKHOLDERS' EQUITY (CONTINUED)

         Stock Option Plans (continued)

         1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

         At December 31, 1996, 555,555 (or 50%) of the management stock options issued in 1994 vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the benchmarks. The Board voted to accept the optionholders' voluntary delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment with the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested on December 31, 1996 and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998, and 1999. At the time these options are exercised, the proceeds will be credited to the capital accounts. EXCEPT AS DESCRIBED BELOW, THIS CHANGE WILL RESULT IN NO FURTHER CHARGES OR CREDITS AGAINST EARNINGS OF THE COMPANY RELATED TO THE MANAGEMENT OPTIONS. During the second quarter of 1997 one of the officers, who had been granted a total of 55,555 options, resigned. As of June 30, 1997, a total of 22,222 (or 40%) of the officer's options had vested. Accordingly, during the second quarter of 1997, the Company recorded a $37,500 noncash compensation credit to reverse the compensation expense related to the unvested options.

         Deferred Compensation

         Effective December 11, 1996, the Company granted stock options to an officer ('"Officer") of the Company granting options to acquire up to 100,000 shares of the Company's common stock for an exercise price of $1.00 per share. Under the stock option agreement, the options vest pro rata over seven years beginning March 5, 1995. During the second quarter of 1997 the Officer resigned from the Company, resulting in no future vesting of these options. As of June 30, 1997 a total of 28,572 shares have vested. Accordingly, during the six month period ended June 30, 1997, the Company recorded a noncash compensation charge of $4,242 to reflect the remaining expense associated with these stock options.

               SENIOR TOUR PLAYERS DEVELOPMENT, INC AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

         6. INCOME TAXES

         At December 31, 1996, the Company had a net operating loss carryforward available for federal tax purposes of approximately $1,347,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty surrounding the realization of the deferred tax asset.

         7. CONTINGENT LIABILITIES & RELATED PARTY TRANSACTION

         Loan Guaranty

         The Company is a guarantor on a loan in the amount of $295,000 made to Golftown, Inc., a Massachusetts corporation which is the majority owner and operator of a driving range facility located in Saugus, Massachusetts ("Golftown").

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

         8. NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which is effective for the fiscal year ending December 30, 1997 and early adoption is not permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or its results of operations.

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

         At June 30, 1997, the Company had $170,680 in cash and cash equivalents and the Company had $450,000 available under its $500,000 revolving working capital line of credit with U.S. Bank of Nevada.

         On November 15, 1996, The Badlands Golf Club, Inc., a wholly owned subsidiary of the Company, entered into a loan agreement with NationsCredit, a NationsBank company, for a $5,000,000 construction and permanent loan. At closing the loan provided the Company with $4,000,000 to complete construction of a nine hole addition at The Badlands, presently under construction. The loan has a fixed interest rate of 10.95% and is being amortized over twenty years. The loan has a maturity date of December 1, 2001, however the Company has an option to extend the term of the loan for an additional five years upon payment of a .5% extension fee, provided that no event of default exists, and provided that certain financial conditions are met, all as detailed in the loan agreement. As of June 30, 1997 the Company had borrowed $2,818,409 under the loan agreement.

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

         It is the Company's practice to lease golf carts, maintenance equipment, and office and golf equipment at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and certain furniture, fixtures, and equipment at The Badlands Golf Club under various capital lease obligations. As of June 30, 1997 the Company had approximately $751,000 outstanding under the lease agreements. The Company has leased its golf cart fleet at The Badlands Golf Club under an operating lease.


PLAN OF OPERATION.
------------------

         The Company's plan of operation for the next twelve months with regards to existing properties will include completion of the nine hole addition at The Badlands Golf Club in Las Vegas, and continued ownership and operation of that 27-hole golf facility; completion of the planned improvements at the Las Vegas International Golf Center, including a 17,500 square foot clubhouse addition which will be leased to Pro Golf of America, Inc., for the sale of golf merchandise, and through a licensing agreement with Golf Digest, New York Times Company Magazine Group, Inc. ("Golf Digest"), the establishment of a Golf Digest Golf school, as well as the continuing marketing and management of that facility in which the Company has a 21.5% ownership interest, and serves as the day-to-day manager of the facility; continued management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management contract which commenced in March, 1995.

         The Company's plans for the next twelve months with regards to development of golf courses and golf practice facilities include the completion of the permitting and design, and commencement of construction of the proposed 18-hole golf course development at Stonebridge Ranch in McKinney, Texas, approximately 25 miles north of Dallas; completion of the design and permitting process, and the commencement of construction of a proposed golf practice center in Cranston, Rhode Island; completion of the due diligence, design, permitting, and fund rasing, and commencement of construction of a proposed golf practice center in Spring, Texas, a short distance from Route I-45 and Woodlands Parkway, just outside Houston, Texas; completion of the due diligence, design and permitting, fund raising, and the start of construction of several proposed golf practice facilities in the Washington D.C.-Baltimore metro area.

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


RESULTS OF OPERATIONS

Three Month Period Ended June 30, 1997 vs. Three Month Period Ended
-------------------------------------------------------------------
June 30, 1996
-------------

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

         On December 17, 1996, the Company consummated the sale of its interest in The Forest Lakes Golf Club. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The Company received cash proceeds of approximately $149,500 in January 1997 against its Partnership investment of $252,438.

         Since its acquisition in 1995, the Company had managed the Forest Lakes Golf Club under a management agreement. Effective December 31, 1996, the Company no longer manages the facility, or has any ownership interest therein.

REVENUES during the second quarter ended June 30, 1997 totaled $1,411,884 compared to $1,544,842 during the second quarter of 1996, a decrease of $132,958. The decline, which was anticipated by management, was due to the sale of the Forest Lakes Golf Club during December 1996 offset by the increase in revenue at the Badlands. Forest Lakes generated $277,623 in revenues during the second quarter of 1996 verus $0 in 1997. Revenues at The Badlands Golf Club in Las Vegas during the second quarter of 1997 totaled $1,351,800, versus $1,238,343 during the second quarter of 1996, an increase of $113,457, and were slightly ahead of management's expectations. The Company also generated revenues from management fees of $60,084 during the second quarter of 1997 under management contracts with New England

Country Club in Bellingham, Massachusetts, and a management contract with Las Vegas International Golf Center, in which the Company owns a 21.5% interest.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,545,119 during the quarter ended June 30, 1997 compared to $1,459,640 for the corresponding period in 1996, an increase of $85,479. The 1996 expenses included $240,887 relating to Forest Lakes Golf Club versus $0 in 1997.

         Operating expenses at The Badlands during the second quarter of 1997 totaled approximately $1,104,554 versus $894,704 in 1996, an increase of $209,850.

         Corporate administrative expenses totaled $440,565 during the second quarter of 1997 compared to $324,050 during the corresponding period in 1996, an increase of $116,515.

NON-CASH COMPENSATION CHARGE/(CREDIT) - MANAGEMENT STOCK OPTIONS. During 1996 the Company was accounting for certain stock options granted to executive officers of the Company during 1994. Effective June 20, 1994, the Company entered into employee stock option agreements with certain officers and key employees granting them options to acquire up to 1,111,111 shares of the Company's common stock for an exercise price of $1.00 per share.

During the second quarter of 1996 the Company recorded a non-cash compensation charge of $138,700 relating to these options. At December 31, 1996, the Company's balance sheet reflected an accrual of $1,250,000 included in stockholders' equity relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the Company's common stock on December 31, 1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

At December 31, 1996, 555,555 (representing 50%) of the management options issued in 1994 vested, as the Company achieved certain financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997 a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the financial benchmarks as described in the option agreements. The Board voted to accept the optionholders' delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment by the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested December 31, 1996, and 60% or 666,666 vest pro rata on December 31, 1997, 1998, and 1999. At the time these options are exercised, the proceeds will be credited to the capital accounts. Except as described below, this change will result in no further charges or credits against earnings related to these management stock options. During the second quarter of 1997 one of the officers, who had been granted a total of 55,555 options, resigned. As of June 30, 1997, a total of 22,222 (or 40%) of the officer's options had vested. Accordingly, during the second quarter of 1997, the Company recorded a $37,500 noncash compensation credit to reverse the compensation expense related to the unvested options.

INTEREST EXPENSE totaled $168,291 for the quarter ended June 30, 1997 compared to $240,556 during the quarter ended June 30, 1996, a decrease of $72,265. Forest Lakes interest totaled $81,755 in 1996 versus $0 during the second quarter of 1997. Interest expense relating to The Badlands totaled $168,291 during the second quarter of 1997 versus $158,801 during the second quarter of 1996. Interest at The Badlands relates to a first mortgage of the golf course, an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. Total bank debt and capital lease obligations at The Badlands as of June 30, 1997 totaled $8,485,925, and the long term obligation under the water rights agreement was $909,318 as of June 30, 1997. See Note 3 and 4 to the consolidated financial statements included herein.

INTEREST INCOME totaled $2,155 during the second quarter of 1997 compared to $6,792 during the corresponding period in 1996.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the second quarter of 1997, the Company recorded a $65,000 loss representing the Company's pro rata share in the Center's start-up operations. See notes to consolidated financial statements included herein. At June 30, 1997 the Company had capitalized $1,062,832 related to this investment, which is carried as Investment in Golf Facilities on the balance sheet included with the consolidated financial statement included herein.

Six Month Period Ended June 30, 1997 vs. Six Month Period Ended June 30, 1996
-----------------------------------------------------------------------------

REVENUES during the six month period ended June 30, 1997 totaled $2,776,667 compared to $3,125,829 during the six month period ended June 30, 1996, a decrease of $349,162. The decline, which was anticipated by management, was due to the sale of the Forest Lakes Golf Club during December 1996 offset by the increase in revenue at the Badlands. Forest Lakes generated $714,717 in revenues during the six month period ended June 30, 1996 versus $0 in 1997. Revenues at The Badlands Golf Club in Las Vegas during the six month period ended June 30, 1997 totaled $2,697,310, versus $2,382,235 during the six month period ended June 30, 1996, an increase of $315,075. The Company also generated revenues from management fees of $79,357 during the six month period ended June 30, 1997 under management contracts with New England Country Club in Bellingham, Massachusetts, and a management contract with Las Vegas International Golf Center, in which the Company owns a 21.5% interest.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $2,621,954 during the six month period ended June 30, 1997 compared to $2,654,463 for the corresponding period in 1996, a decrease of $32,509. The 1996 expenses included approximately $500,000 relating to Forest Lakes Golf Club versus $0 in 1997.

         Operating expenses at The Badlands during the six month period ended June 30, 1997 totaled approximately $1,941,121 versus $1,566,366 in 1996, an increase of $374,755.

         Corporate administrative expenses totaled $680,833 during the six month period ended June 30, 1997 compared to $588,101 during the corresponding period in 1996, an increase of $91,941.

NON-CASH COMPENSATION CHARGE/(CREDIT) - MANAGEMENT STOCK OPTIONS. During The six month period ended June 30, 1996 the Company recorded a non-cash compensation charge of $416,700, versus a credit of $33,258 during the six month period ended June 30, 1997. The 1996 charge represented an adjustment to the reserve established in 1995 for the probable future vesting of stock options granted to executive officers and key employees of the Company in 1994. Refer to Note 5 to the consolidated financial statements included herein and to "Results Of Operations - Three Month Period Ended June 30, 1997 versus Three Month Period Ended June 30, 1996" elsewhere in this report for a more detailed explanation of noncash charges/(credits).

INTEREST EXPENSE totaled $356,200 for the six month period ended June 30, 1997 compared to $449,086 during the six month period ended June 30, 1996. Forest Lakes interest totaled $165,095 in 1996 versus $0 during the six month period ended June 30, 1997. Interest expense relating to The Badlands totaled $346,339 during the six month period ended June 30, 1997 versus $283,974 during the six month period ended June 30, 1996. Interest at The Badlands relates to a first mortgage of the golf course, an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. See Notes 3 and 4 to the consolidated financial statements included herein.

INTEREST INCOME totaled $13,253 during the six month period ended June 30, 1997 compared to $10,930 during the corresponding period in 1996.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. During The six month period ended June 30, 1997, the Company recorded a $103,000 loss representing the Company's pro rata share in the Las Vegas Golf Center's start-up operations. See notes to consolidated financial statements included herein and to "Results Of Operations
- Three Month Period Ended June 30, 1997 versus Three Month Period Ended June 30, 1996" elsewhere in this report for a more detailed explanation of Equity in Losses of Unconsolidated Affiliates.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES                   None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On June 27, 1997 the Company held its Annual Meeting of Shareholders. The shareholders voted on four items. The first item was to fix the number of Directors that shall constitute the whole Board of Directors of the Corporation at seven and to divide the Directors into three classes, the first ( "Class I") to be elected for a term of one year, the second ("Class II" ) to be elected for a term of two years, and the third ("Class III") to be elected for a term of three years. The second item was the election of the seven directors. The third item was the ratification of management's selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1997. And the final item was the approval of the 1996 Non-Employee

Directors Stock Option Plan, as discussed in note 5 of the consolidated financial statements included herein. These matters were noticed to shareholders of record, and solicited prior to the Annual Meeting through proxies sent to holders of record of the Company's common stock as of the close of business May 10, 1997. The following directors were nominated and duly elected at the Annual
Meeting:

          NAME                    TITLE                                 CLASS
          ----                    -----                                 -----

          Stanton V. Abrams       President & CEO                       III
    (1)   Richard B Rogers        Senior Vice President                 I
          Michael J. Meluskey     Treasurer, Secretary                  II
          Stanley Bernstein       Independent Outside Director          III
          Robert L. Seelert       Independent Outside Director          II
          Arnold Mullen           Independent Outside Director          III
          Alan L. Stanzler        Independent Outside Director          I

(1) During the second quarter of 1997, Mr. Rogers resigned as Senior Vice President of the Company. Mr. Rogers will remain on the Board of Directors as an Independent Outside Director.

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



                                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.


Dated:   August 10, 1997                    By:
                                               ---------------------------------
                                                 Brendan M. Kissane
                                                 Controller