Form 10QSB
period 1997-09-30
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1997-11-14
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

    [  ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
               Act of 1934 For the Quarterly Period Ended September 30, 1997

    [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
               Act of 1934 (No fee required)

               For  the transitional period from _____________ to ____________

                           Commission File No. 1-13362
                                               -------

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

             Nevada                                              04-3226365
             ------                                              ----------
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

                    266 Beacon Street, Boston, MA         02116
                    -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

            3,751,169 Shares of Common Stock, as of November 7, 1997

Transitional Small Business Issuer Format (check one):

Yes                       No  X
-------                  -------

                         PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

=======================================================================================================
                                                                                        September 30,
                                                                                            1997
=======================================================================================================
ASSETS

CURRENT:
       Cash and cash equivalents                                                       $     28,097
       Interest and other receivables                                                       193,695
       Inventories                                                                          183,661
       Prepaid expenses and other current assets                                             47,485
                                                                                       ------------
             Total current assets                                                           452,938
                                                                                       ------------

PROPERTY AND EQUIPMENT:
       Property and equipment, net of accumulated depreciation                           14,433,209
       Construction in progress                                                             454,737
                                                                                       ------------
            Property and equipment, net                                                  14,887,946
                                                                                       ------------

OTHER ASSETS:
       Restricted cash                                                                       20,942
       Water rights                                                                       1,051,992
       Investment in golf facilities                                                      1,074,272
       Other assets                                                                         361,434
                                                                                       ------------
            Total other assets                                                            2,508,640
                                                                                       ------------
                                                                                       $ 17,849,524
                                                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                           $    868,266
       Current portion of long term debt                                                    990,441
       Current portion of obligation under water-rights agreement                            83,928
       Deferred revenues                                                                    183,142
                                                                                       ------------
            Total current liabilities                                                     2,125,777
                                                                                       ------------

LONG TERM LIABILITIES:
       Obligation under water rights agreement                                              799,037
       Long term debt                                                                     8,829,373

STOCKHOLDERS' EQUITY:
       Preferred stock, $.10 par value; 5,000,000 shares authorized                               0
       Common stock, $.001 par value; 15,000,000 shares authorized;
       3,751,169 shares issued and outstanding                                                3,751
       Additional paid-in capital                                                         8,949,973
       Management options                                                                 1,212,500
       Accumulated deficit                                                               (4,070,887)
                                                                                       ------------
            Total stockholders' equity                                                    6,095,337
                                                                                       ------------
                                                                                       $ 17,849,524
                                                                                       ============

   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

==========================================================================================================================
                                                                                  Three Month             Three Month
                                                                                  Period Ended            Period Ended
                                                                               September 30, 1997      September 30, 1996
==========================================================================================================================

REVENUES                                                                          $ 1,061,161             $ 1,035,017

COSTS AND EXPENSES:

       Operating, general and administrative                                        1,345,341               1,481,284
       Noncash compensation charge/(credit) - management stock options                      0              (1,111,100)
                                                                                  -----------             -----------
       Operating income (loss)                                                       (284,180)                664,833

       Interest income                                                                     37                   5,847
       Interest expense                                                              (191,694)               (231,416)
                                                                                  -----------             -----------
       Income (loss) before equity in losses from
            unconsolidated affiliate                                                 (475,837)                439,264

       Equity in losses of unconsolidated affiliate                                   (35,000)                      0
                                                                                  -----------             -----------
       NET INCOME (LOSS)                                                          ($  510,837)            $   439,264
                                                                                  ===========             ===========

       Net income (loss) per common and common equivalent share                   ($     0.14)            $      0.12
                                                                                  ===========             ===========

       Weighted average number of common and common equivalent shares               3,751,169               3,621,164
                                                                                  -----------             -----------

   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

==========================================================================================================
                                                                      Three Month          Three Month
                                                                      Period Ended         Period Ended
                                                                   September 30, 1997   September 30, 1996
==========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                             ($  510,837)        $   439,264
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                118,162             137,747
            Noncash compensation charge/(credit) -
              management stock options                                         0          (1,111,100)
            Noncash equity in losses of Las Vegas Golf Center             35,000                   0
            Changes in assets and liabilities:
               Interest and other receivables                            (20,069)             15,256
               Prepaid expenses and other assets                          (8,422)              4,022
                Inventories                                              (10,214)            (38,288)
               Deferred Revenue                                           74,745              27,293
               Accounts payable and accrued expenses                     (96,967)            269,210
                                                                     -----------         -----------

       Cash provided by (used in) operating activities                  (418,602)           (256,596)
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                               (37,089)             (6,319)
       Golf course development costs capitalized                        (691,915)           (648,931)
       Investment in unconsolidated affiliate                            (46,440)                  0
       Cash (restricted) released from escrow                                  0              (4,188)
                                                                     -----------         -----------

       Net cash provided by (used in) investing activities              (775,444)           (659,438)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long term debt                                      (120,611)            (50,886)
       Proceeds from long term debt                                    1,172,074             597,755
                                                                     -----------         -----------

       Net cash provided by (used in) financing activities             1,051,463             546,869
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 ($  142,583)        ($  369,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        $  170,680          $  745,269
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   28,097          $  376,104
                                                                     -----------         -----------


   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTERLY PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

                                   (CONTINUED)

====================================================================================================================
                                                                      Three Month                 Three Month
                                                                      Period Ended                Period Ended
                                                                   September 30, 1997          September 30, 1996
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Equipment aquired under capital lease                                   $  262,950                    $  --
                                                                        ==========                    =====

Common stock issued for Las Vegas Golf Center purchase                  $   72,000                    $  --
                                                                        ==========                    =====

Golf course development costs transfered to fixed assets                $4,040,734                    $  --
                                                                        ==========                    =====




   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

========================================================================================================================
                                                                                 Nine Month               Nine Month
                                                                                Period Ended             Period Ended
                                                                             September 30, 1997       September 30, 1996
========================================================================================================================

REVENUES                                                                         $ 3,837,828             $ 4,160,845

COSTS AND EXPENSES:

       Operating, general and administrative                                       3,967,296               4,135,747
       Noncash compensation charge/(credit) -
         management stock options                                                    (33,258)               (694,400)
                                                                                 -----------             -----------

       Operating income (loss)                                                       (96,210)                719,498

       Interest income                                                                13,290                  16,777
       Interest expense                                                             (547,894)               (680,502)
                                                                                 -----------             -----------

       Income (loss) before equity in losses from
         unconsolidated affiliate                                                   (630,814)                 55,773

       Equity in losses of unconsolidated affiliate                                 (138,000)                      0
                                                                                 -----------             -----------

       NET INCOME (LOSS)                                                         $  (768,814)            $    55,773
                                                                                 ===========             ===========



       Net income (loss) per common and common equivalent share                  $     (0.21)            $      0.02
                                                                                 ===========             ===========


       Weighted average number of common and common equivalent shares              3,728,275               3,621,164
                                                                                 -----------             -----------


   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

====================================================================================================================
                                                                            Nine Month                Nine Month
                                                                           Period Ended              Period Ended
                                                                        September 30, 1997        September 30, 1996
====================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                   ($  768,814)            $    55,773
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
            Depreciation and amortization                                      349,244                 483,635
            Noncash compensation charge/(credit) - management
              stock options                                                    (33,258)               (694,400)
            Noncash equity in losses of Las Vegas Golf Center                  138,000                       0
            Distributions to minority interests in Forest Lakes               (349,946)                      0
            Changes in assets and liabilities:
               Interest and other receivables                                1,119,456                  25,204
               Prepaid expenses and other assets                                (2,812)                 36,690
                Inventories                                                    (42,685)                (83,204)
               Deferred Revenue                                                  8,213                  36,405
               Accounts payable and accrued expenses                          (164,438)                 61,697
                                                                           -----------             -----------

       Cash provided by (used in) operating activities                         252,960                 (78,200)
                                                                           -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                     (61,388)                (39,544)
       Golf course development costs capitalized                            (3,948,861)             (1,983,227)
       Investment in unconsolidated affiliate                                 (111,197)                      0
       Cash (restricted) released from escrow                                        0                  (6,283)
       Increase in other assets                                                      0                 (50,000)
                                                                           -----------             -----------

       Net cash provided by (used in) investing activities                  (4,121,446)             (2,079,054)
                                                                           -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long term debt                                          (1,712,984)               (274,079)
       Proceeds from long term debt                                          4,023,956               1,334,053
                                                                           -----------             -----------

       Net cash provided by (used in) financing activities                   2,310,972               1,059,974
                                                                           -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       ($1,557,514)            ($1,097,280)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              $1,585,611              $1,473,384
                                                                           -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   28,097              $  376,104
                                                                           -----------             -----------


   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                    UNAUDITED

                                   (CONTINUED)

==============================================================================================================
                                                                         Nine Month             Nine Month
                                                                        Period Ended           Period Ended
                                                                     September 30, 1997     September 30, 1996
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

Equipment aquired under capital lease                                   $  262,950                $ --
                                                                        ==========                ====

Common stock issued for Las Vegas Golf Center purchase                  $   72,000                $ --
                                                                        ==========                ====

Golf course development costs transfered to fixed assets                $4,040,734                $ --
                                                                        ==========                ====





   The accompanying notes are an integral part of these financial statements.

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. ("The Badlands"), which was established in 1995, and is located in Las Vegas, Nevada. For the period January, 1995 through December 16, 1996 the Company owned a majority (53.5%) interest in the Forest Lakes Limited Partnership ("Forest Lakes"), and accordingly, the financial information presented herein includes the revenue and expense of Forest Lakes for the nine month period ended September 30, 1996. The Company sold its interest in Forest Lakes on December 16, 1996. All significant intercompany transactions and balances have been eliminated in consolidation.

On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the third quarter of 1997, the Company recorded a $35,000 loss representing the Company's pro rata share in the Center's start-up operating losses. At September 30, 1997 the Company had capitalized $1,074,272 related to this investment, which is carried as Investment in Golf Facilities on the accompanying balance sheet.

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared and presented by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, these interim

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Statements (continued)

financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of September 30, 1997, and results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These statements should be read in conjunction with the audited consolidated financial statements, and notes there to, for the year ended December 31, 1996, included in the annual report on Form 10-KSB.

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

Construction In Progress

At September 30, 1997 construction in progress consisted of design, engineering, and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas; the planned development of a golf practice

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Construction In Progress (continued)

center in Cranston, Rhode Island; and the planned development of an 18 hole championship golf course outside Houston, Texas. These costs will be depreciated over the estimated useful lives of the assets once the assets are placed in service.

Revenue

Revenue consists primarily of green fees, membership dues, golf cart rental fees, golf course management and development fees, revenue from food and beverage sales, and pro shop merchandise sales. Deferred revenue consists of prepaid membership dues which are recognized ratably over the term of the membership.

Net Income (Loss) per Common and Common Equivalent Share

Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period in accordance with the treasury stock method. The weighted average number of common equivalent shares does not include the effect of certain out-of-the-money warrants outstanding as their effect is anti-dilutive. Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common equivalent shares, which would include the effect of the outstanding stock options are not included in the calculation of net loss per share of common stock because their effect would be anti-dilutive.

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

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

Contingent on a successful permitting and design process, course construction would commence in April 1998 with a course opening in early 1999. The Company's ability to successfully develop a golf course at Stonebridge Ranch is dependent on a number of factors, including, but not limited to, the ability of the Company to raise the necessary capital to finance the course, as well as the requirement to receive all necessary approvals and permits for the construction of the golf course and related facilities.

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

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

2. ACQUISITIONS AND SALES (CONTINUED)

Purchase and Sale of Investment in Las Vegas Golf Center, LLC (continued)

All of the shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. The Company granted the sellers of the LLC interests the right to demand registration of their common stock on a Form S-3 registration statement or similar form at any time after May 1, 1997. Such a request was received from the seller during May 1997. Accordingly, the Company filed a registration statement, which became effective in August 1997.

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

Additionally, in consideration of certain consulting services and modification of existing contractual rights relating to the acquisition of the Company's 21.5% membership interest in the LLC and the financing of the golf practice facility owned and operated by the LLC, the Company issued in May 1997 to the Ranchito Company, LLC ("Ranchito"), 50,000 shares of common stock of the Company, $.001 par value per share. Ranchito is the owner of the remaining 30% membership interest in the LLC which was not acquired on December 31, 1996.

The Company has been designated the Managing Member of the LLC, and shall be responsible for the day-to-day management, marketing, and operation of the Center. The Company receives a management fee equal to 5% of gross revenues generated by the LLC

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


2. ACQUISITIONS AND SALES (CONTINUED)

Purchase and Sale of Investment in Las Vegas Golf Center, LLC (continued)

as compensation under the terms of the management agreement, and is also reimbursed for certain accounting and out-of-pocket expenses.

3. GOLF COURSE CONTRACTS AND AGREEMENTS

In connection with the original eighteen hole facility at the Badlands Golf Club, which was completed in October 1995, and the additional nine holes, which were completed in September, 1997, the Company has entered into the following significant contracts and agreements:

Badlands Land Lease Agreements

During April 1993, the Company has leased 186 acres of land in Las Vegas, Nevada, for a term of 50 years, expiring in July, 2045. The lease agreement contains four 10-year options to extend the term of the lease based on certain terms as defined. The lease requires minimum rental payments of $240,000 per annum, commencing July 1, 1995, with an increase every three years based on the increase in the Consumer Price Index.

During June, 1996 the Company leased an additional 67 acres abutting The Badlands to develop an additional nine holes, which was completed in September 1997. The term of the lease will be coterminous with the existing lease, expiring in July 2045, with four ten-year extension options. The lease requires minimum rental payments of $120,000 per annum, commencing on October 1, 1997, with an increase every three years based on the increase in the Consumer Price Index.

Both leases contain a contingent rental clause requiring the Company to pay an amount equal to the amount by which 6% of annual gross receipts, as defined, at The Badlands exceeds the minimum annual rental. Additionally, the leases require the Company to pay real estate taxes, assessments, and other charges in connection with the leased property.

Water Rights Agreement

The Company has purchased 399 acre-feet of water rights under a water rights agreement (the "Agreement") for use at The Badlands. The Agreement requires the Company to pay $13,300 per month commencing on July 1, 1995 and continuing for ten years through July 2005. The obligation under the water rights agreement has been capitalized in the

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

3. GOLF COURSE CONTRACTS AND AGREEMENTS (CONTINUED)

Water Rights Agreement

accompanying consolidated balance sheet. The capitalized water rights will not be amortized since the asset has an indefinite and indeterminable life span and is transferable by the Company subject to certain restrictions in the Agreement.

4. LONG TERM DEBT

Long-term debt consists of the following at September 30, 1997:

Mortgage note payable to NationsCredit, secured by The
Badlands, interest is at 10.78%, with principal and interest due monthly of approximately $ 48,900, final maturity date
of December, 2001                                                    $ 4,896,139

Construction note payable to NationsCredit, secured by The
Badlands, interest is at 10.95%, with principal and interest due monthly of approximately $48,250, final maturity date of
December, 2001                                                         3,589,546

Capital lease obligation for turf maintenance and other
equipment, principal and interest payments of approximately
$12,660 due monthly, final maturity date of September, 1999              270,289

Capital lease obligation for turf maintenance and other
equipment, principal and interest payments of approximately
$4,500 due monthly, final maturity date of June, 2002                    201,404

Unsecured note due January, 1998 to sellers of ownership
interests of the Las Vegas Golf Center, LLC                              200,000

Capital lease obligation for furniture, fixtures, and other
equipment, principal and interest payments of approximately
$4,000 due monthly, final maturity date of January, 2002                 163,804

Capital lease obligation for equipment, principal and
interest payments of approximately $1,000 due monthly, final
maturity date of June, 2001                                               41,308

Capital lease obligation for telephone equipment, principal
and interest payments of approximately $600 due monthly,
final maturity date of September, 2001                                    21,648

Capital lease obligation for equipment, principal and
interest payments of approximately $129 due monthly, final
maturity date of June, 2001                                                5,676

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

4. LONG TERM DEBT (CONTINUED)


Unsecured line of credit with a bank, payable on demand with
interest at prime rate plus 1.5% (10% at September 30, 1997)             430,000
                                                                     -----------

                                                                     $ 9,819,814

Less-current portion                                                     990,441
                                                                     -----------

       LONG TERM DEBT                                                $ 8,829,373
                                                                     ===========

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

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

5. STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Stock Option Plans

On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan which provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. At September 30, 1997, 73,572 options have been granted under this plan.

On November 10, 1996, the Board of Directors of the Company adopted, which was subsequently ratified by the shareholders, the 1996 Non-Employee Director Stock Option Plan (the "Non-employee Plan"). Under the Non-employee Plan, options for a maximum 200,000 shares of common stock may be granted. On December 11, 1996 the Compensation Committee granted stock options for the purchase of 40,000 shares of common stock to four members of the Board of Directors under the Non-employee Plan. The options were granted with an exercise price of $2.1875 per share, the fair market value on the date of grant, and vested immediately. On January 1, 1997, the Compensation Committee granted stock options for the purchase of an additional 20,000 shares of common stock to the four members of the Board of Directors under the Non-employee Plan. The options were granted with an exercise price of $2.125 per share, the fair market value on the date of grant, and vested immediately.

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

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

5. STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans (continued)

1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

At December 31, 1996, 555,555 (or 50%) of the management stock options issued in 1994 vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the benchmarks. The Board voted to accept the optionholders' voluntary delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment with the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested on December 31, 1996 and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998, and 1999. At the time these options are exercised, the proceeds will be credited to the capital accounts. Except under the circumstances described below, this change will result in no further charges or credits against earnings of the Company related to the management options. During the second quarter of 1997 one of the officers, who had been granted a total of 55,555 options, resigned. As of September 30, 1997, a total of 22,222 (or 40%) of the officer's options had vested. Accordingly, during the nine month period September 30, 1997, the Company recorded a $37,500 noncash compensation credit to reverse the compensation expense related to the unvested options.

Deferred Compensation

Effective December 11, 1996, the Company granted stock options to an officer ("Officer") of the Company granting options to acquire up to 100,000 shares of the Company's common stock for an exercise price of $1.00 per share. Under the stock option agreement, the options vest pro rata over seven years beginning March 5, 1995. During the second quarter of 1997 the Officer resigned from the Company, resulting in no future vesting of these options. As of September 30, 1997 a total of 28,572 shares have vested. Accordingly, during the nine month period ended September 30, 1997, the Company recorded a noncash compensation charge of $4,242 to reflect the remaining expense associated with these stock options.

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

6. INCOME TAXES

At December 31, 1996, the Company had a net operating loss carryforward available for federal tax purposes of approximately $1,321,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty surrounding the realization of the deferred tax asset.

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

8. NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which is effective for the fiscal year ending after December 15, 1997, and early adoption is not permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or its results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       The Company believes that it has sufficient cash, operating lines of credit, and committed construction financing to meet its current operating needs. Also, the Company is currently negotiating to raise additional lines of credit as well as long-term equity and debt financing to fund its current development projects, and believes it will be successful.

       At September 30, 1997, the Company had $28,097 in cash and the Company had $70,000 available under its $500,000 revolving working capital line of credit with U.S. Bank of Nevada.

       On November 15, 1996, The Badlands Golf Club, Inc., a wholly owned subsidiary of the Company, entered into a loan agreement with NationsCredit, a NationsBank company, for a $5,000,000 construction and permanent loan. At closing the loan provided the Company with $4,000,000 to complete construction of a nine hole addition at The Badlands, which was completed in September, 1997. The loan has a fixed interest rate of 10.95% and is being amortized over twenty years. The loan has a maturity date of December 1, 2001, however the Company has an option to extend the term of the loan for an additional five years upon payment of a .5% extension fee, provided that no event of default exists, and provided that certain financial conditions are met, all as detailed in the loan agreement. As of September 30, 1997 the Company had borrowed $3,589,546 under the loan agreement.

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

       It is the Company's practice to lease golf carts, maintenance equipment, and office and golf equipment at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and certain furniture, fixtures, and equipment at The Badlands Golf Club under various capital lease obligations. As of September 30, 1997 the Company had approximately $704,000 outstanding under the lease agreements. The Company has leased its golf cart fleet at The Badlands Golf Club under an operating lease.


PLAN OF OPERATION.
------------------

       The Company's plan of operation for the next twelve months with regards to existing properties will include continued ownership and operation of the 27-hole golf facility at The Badlands Golf Club in Las Vegas; continued marketing and management of the Las Vegas International Golf Center, in which the Company has a 21.5% ownership interest, and serves as the day-to-day manager of the facility; completion of the planned improvements and amenities at the Las Vegas International Golf Center, including a 17,500 square foot clubhouse addition which will be leased to Pro Golf of America, Inc., for the sales of golf merchandise, and through a licensing agreement with Golf Digest, New York Times Company Magazine Group, Inc, ("Golf Digest"), the establishment of a Golf Digest Golf school ; continued management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management contract which commenced in March, 1995.

       The Company's plans for the next twelve months with regards to development of golf courses and golf practice facilities include the completion of the permitting and design, and commencement of construction of the proposed 18-hole golf course development at Stonebridge Ranch in McKinney, Texas, approximately 25 miles north of Dallas; completion of the design and permitting process, and the commencement of construction of a proposed golf practice center in Cranston, Rhode Island; completion of the due diligence, design, permitting, and fund rasing, and commencement of construction of a proposed 18-hole golf course development in Spring, Texas, a short distance from Route I-45 and the Woodlands Parkway, just outside Houston, Texas; completion of the due diligence, design and permitting, fund raising, and the start of construction of several proposed golf practice facilities in the Washington D.C. - Baltimore metro area.

       Over the next twelve months the Company will continue its fund raising efforts to finance the proposed golf course development and golf practice facility projects in Texas, Rhode Island, and the Washington D.C. -Baltimore metro area, and elsewhere; and will continue to search for opportunities for the acquisition, lease, and development of golf courses and golf practice facilities throughout the United States.

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


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 VS. THREE MONTH PERIOD ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 1996
------------------

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

       REVENUES during the third quarter ended September 30, 1997 totaled $1,061,161 compared to $1,035,017 during the third quarter of 1996, a increased $26,144. The increase, which was anticipated by management, was due to increased revenues at the Badlands, offset by the sale of the Forest Lakes Golf Club during December 1996. Revenues at The Badlands Golf Club in Las Vegas during the third quarter of 1997 totaled $995,001, versus $801,064 during the third quarter of 1996, an increase of $193,937 (or 24%), and were slightly ahead of management's expectations. Forest Lakes generated $185,484 in revenues during the third quarter of 1996 verus $0 in 1997. The Company also generated revenues from management fees of $66,160 during the third quarter of 1997 under management contracts with New England Country Club in

Bellingham, Massachusetts, and a management contract with Las Vegas International Golf Center, in which the Company owns a 21.5% interest.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,345,341 during the quarter ended September 30, 1997 compared to $1,481,284 for the corresponding period in 1996, a decrease of $135,943. The 1996 expenses included $255,558 relating to Forest Lakes Golf Club versus $0 in 1997.

       Operating expenses at The Badlands during the third quarter of 1997 totaled approximately $1,071,495 versus $942,242 in 1996, an increase of $129,253. The increased costs are primarily due to the increased sales volume associated with the opening of our clubhouse in September 1996.

       Corporate administrative expenses totaled $273,846 during the third quarter of 1997 compared to $283,484 during the corresponding period in 1996, a decrease of $9,638.

NON-CASH COMPENSATION CREDIT - MANAGEMENT STOCK OPTIONS. During 1996 the Company was accounting for certain stock options granted to executive officers of the Company during 1994. Effective June 20, 1994, the Company entered into employee stock option agreements with certain officers and key employees granting them options to acquire up to 1,111,111 shares of the Company's common stock for an exercise price of $1.00 per share.

During the third quarter of 1996 the Company recorded a non-cash compensation credit adjustment of $1,111,100 representing an adjustment to the reserve initially established in 1995 to account for the probable future vesting of these options. At December 31, 1996, the Company's balance sheet reflected an accrual of $1,250,000 included in stockholders' equity relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the Company's common stock on December 31, 1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

At December 31, 1996, 555,555 (representing 50%) of the management options issued in 1994 vested, as the Company achieved certain financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997 a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the financial benchmarks as described in the option agreements. The Board voted to accept the optionholders' delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment by the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested December 31, 1996, and 60% or 666,666 vest pro rata on December 31, 1997, 1998, and 1999. At the time these options are exercised, the proceeds will be credited to the capital accounts. Except as described below, this change will result in no further charges or credits against earnings related to these management stock options. During the second quarter of 1997 one of the officers, who had been granted a total of 55,555 options, resigned. As of September 30, 1997, a total of 22,222 (or 40%) of the officer's options had vested. Accordingly, during the second quarter of 1997, the Company recorded a $37,500 noncash compensation credit to reverse the compensation expense related to the unvested options.

INTEREST EXPENSE totaled $191,694 for the quarter ended September 30, 1997 compared to $231,416 during the quarter ended September 30, 1996, a decrease of $39,722. Forest Lakes interest totaled $81,720 in 1996 versus $0 during the third quarter of 1997. Interest expense relating to The Badlands totaled $191,694 during the third quarter of 1997 versus $149,696 during the third quarter of 1996. Interest at The Badlands relates to a first mortgage of the golf course, a working capital line of credit, an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. Total bank debt and capital lease obligations at The Badlands as of September 30, 1997 totaled $9,619,814, and the long term obligation under the water rights agreement was $882,965 as of September 30, 1997. See Note 3 and 4 to the consolidated financial statements included herein.

INTEREST INCOME totaled $37 during the third quarter of 1997 compared to $5,847 during the corresponding period in 1996.

FEQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the third quarter of 1997, the Company recorded a $35,000 loss representing the Company's pro rata share in the Center's start-up operations. See notes to consolidated financial statements included herein. At September 30, 1997 the Company had capitalized $1,074,272 related to this investment, which is carried as Investment in Golf Facilities on the balance sheet included with the consolidated financial statement included herein.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 VS. NINE MONTH PERIOD ENDED
----------------------------------------------------------------------
SEPTEMBER 30, 1996
------------------

REVENUES during the nine month period ended September 30, 1997 totaled $3,837,828 compared to $4,160,845 during the nine month period ended September 30, 1996, a decrease of $323,017. The decline, which was anticipated by management, was due to the sale of the Forest Lakes Golf Club during December 1996 offset by the increase in revenue at the Badlands. Forest Lakes generated $900,201 in revenues during the nine month period ended September 30, 1996 verus $0 in 1997. Revenues at The Badlands Golf Club in Las Vegas during the nine month period ended September 30, 1997 totaled $3,692,310, versus $3,183,299 during the nine month period ended September 30, 1996, an increase of $509,011 (or 16%). The Company also generated revenues from management fees of $145,518 during the nine month period ended September 30, 1997 under management contracts with New England Country Club in Bellingham, Massachusetts, and a management contract with Las Vegas International Golf Center, in which the Company owns a 21.5% interest.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $3,967,296 during the nine month period ended September 30, 1997 compared to $4,135,747 for the corresponding period in 1996, a decrease of $168,451. The 1996 expenses included $755,553 relating to Forest Lakes Golf Club versus $0 in 1997.

Operating expenses at The Badlands during the nine month period ended September 30, 1997 totaled $3,012,616 versus $2,508,609 in 1996, a increase of $504,007.
The increased costs are primarily due to the increased sales volume associated with the opening of our clubhouse in September 1996.

       Corporate administrative expenses totaled $954,680 during the nine month period ended September 30, 1997 compared to $871,585 during the corresponding period in 1996, an increase of $83,095.

NON-CASH COMPENSATION CREDIT - MANAGEMENT STOCK OPTIONS. During The nine month period ended September 30, 1996 the Company recorded a non-cash compensation credit adjustment of $694,400, versus $33,258 during the nine month period ended September 30, 1997. The 1996 credit adjustment represented an adjustment to the reserve established in 1995 for the probable future vesting of stock options granted to executive officers and key employees of the Company in 1994. Refer to
Note 5 to the consolidated financial statements included herein and to "Results Of Operations - Three Month Period Ended September 30, 1997 versus Three Month Period Ended September 30, 1996" elsewhere in this report for a more detailed explanation of noncash charges/(credits).

INTEREST EXPENSE totaled $547,894 for the nine month period ended September 30, 1997 compared to $680,502 during the nine month period ended September 30, 1996, a decrease of $132,608. Forest Lakes interest totaled $246,815 in 1996 versus $0 during the nine month period ended September 30, 1997. Interest expense relating to The Badlands totaled $538,033 during the nine month period ended September 30, 1997 versus $433,670 during the nine month period ended September 30, 1996. Interest at The Badlands relates to a first mortgage of the golf course; a working capital line of credit; an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. See Notes 3 and 4 to the consolidated financial statements included herein.

INTEREST INCOME totaled $13,290 during the nine month period ended September 30, 1997 compared to $16,777 during the corresponding period in 1996.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. During The nine month period ended September 30, 1997, the Company recorded a $138,000 loss representing the Company's pro rata share in the Las Vegas Golf Center's start-up operations. See notes to consolidated financial statements included herein and to "Results Of Operations - Three Month Period Ended September 30, 1997 versus Three Month Period Ended September 30, 1996" elsewhere in this report for a more detailed explanation of Equity in Losses of Unconsolidated Affiliates.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES               None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES              None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS           None

ITEM 5.  OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" at the beginning of Item 2 of this report. These risks and uncertainties could cause actual results to differ materially from historical results and those results and events anticipated or projected.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K            None


                                   SIGNATURES


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SENIOR TOUR PLAYERS DEVELOPMENT, INC.


Dated: November 14, 1997                   By: /s/  Brendan M. Kissane
                                               -------------------------------
                                                    Brendan M. Kissane
                                                    Controller