Form 10KSB
period 1997-12-31
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1998-03-31
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-KSB

(Mark One)

     [ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     [   ]     Transition report under Section 13 or 15(d) of the Securities
               Exchange Act of 1934 (No Fee Required)

               For the transitional period from _____________ to ____________

                           Commission File No. 1-13362
                                              ---------

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                      -------------------------------------
           (Name of Small Business Issuer as specified in its charter)

             Nevada                                    04-3226365
--------------------------------------------------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
incorporation or organization)

             822 Boylston Street, Suite 300, Chestnut Hill, MA 02167
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 266-3600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:


                                            Name of each exchange on
Title of Each Class                         which registered
--------------------------------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant had total operating revenues of $5,376,947 and interest income of $6,502 for its most recent fiscal year ended December 31, 1997.

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the average bid and asked prices of such stock, as of March 20, 1998, based on the closing price for the stock on such date as reported on the NASDAQ Small-Cap Market of $2.9375 was $6,811,402. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 1998 there were 3,751,169 outstanding shares of Common Stock, $.001 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable




             Transitional Small Business Issuer Format (check one):

Yes               No  x
-------           -------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
-------  ------------------------

         Background
         ----------

         Senior Tour Players Development, Inc. ( the "Company") was organized as a Nevada corporation on April 6, 1994 for the purpose of developing or acquiring and then operating public, semiprivate, resort and private golf courses and golf practice facilities throughout the United States. The Company may also acquire interests in, or participate in the marketing of, golf course residential communities.

         On November 16, 1994, the Company completed an initial public offering of 1,600,000 shares of common stock and 1,600,000 redeemable common stock purchase warrants in a firm-commitment underwriting managed by Dickinson & Co. On December 28, 1994, the underwriter exercised its over-allotment option for the purchase of an additional 153,200 redeemable common stock purchase warrants. The offering, including the exercise of the over-allotment, raised net proceeds of $6,572,249 (gross proceeds of $8,175,320 less underwriting discounts, commissions and other expenses of $1,603,071).

         On November 30, 1994, following the Company's initial public offering, the Company commenced construction of its initial golf course development project, The Badlands Golf Club located in Las Vegas, Nevada. The course was designed by Johnny Miller Design, Ltd. in consultation with Chi Chi Rodriguez. The course is situated in the middle of a mixed use development located approximately ten miles from the Las Vegas strip at which approximately 1,200 single family residential units have been built and sold, and an additional 3,000 residential units, a 1.2 million square foot regional mall and destination resort hotel-casino are being planned. The Company does not have any economic interest in this development. The course is located on approximately 253 acres which the Company has leased from the developer of the residential community. See "Item 2. Description of Property."

         Recent Activity
         ---------------

Harbor Links Golf Course - North Hempstead, New York
----------------------------------------------------

         Effective January 27, 1998, the Company entered into a Golf Facilities Management Agreement (the Management Agreement) with the Town of North Hempstead in New York (the Town). The Town is constructing a new municipal golf facility in the Town of North Hempstead, New York which will include an 18-hole golf course, a 9-hole executive golf course, driving range, clubhouse, maintenance building, practice and learning center, parking lot and related golf facilities, five athletic fields, the surrounding cliff areas, and at the discretion of the Town, a miniature golf course, collectively referred to as the "Facility." The Company is engaged to manage the Facility for the Town including but not limited to marketing, maintaining the 18-hole golf course, 9-hole executive course, driving range, clubhouse and possibly a future miniature golf course. The Company is required to provide the Town with a performance bond at the Town's expense (with respect to the premiums) in an amount not less than $1,000,000, which secures the operational and other responsibilities of the Company and an initial capital contribution to the Facility of $1,000,000 under the Agreement. The Company is entitled to receive a return of the initial capital contribution in five equal annual installments of $200,000 payable on March 1 of each year commencing March 1, 2001. The Company is also entitled to receive interest on the outstanding portion of such initial capital contribution, which has not been returned to the Company at an interest rate equal to the lessor of 2% above the prime rate as reported by the Federal Reserve Bank or the actual interest rate paid by the Company on financing obtained to fund the initial capital contribution to the facility. Payment of such interest shall be made quarterly in arrears commencing March 1, 1999. In consideration for the management services to be provided by the Company, the Town is required to compensate the Company a base amount of $125,000 per annum and actual out-of-pocket costs, commencing 60 days prior to the opening of the facility, which is anticipated in the Summer of 1998. The base amount shall increase by $25,000 every three years starting in 1999 and additional incentive management fee payable starting in 1999 equal to 10% of the base amount, if the gross revenue for the immediately preceding calendar year exceeds a specified threshold amount for the preceding calendar year. The agreement, which has a ten year term expiring on December 31, 2007, can be terminated yearly by the Town upon 30 days written notice to the Company.

Forest Lakes Golf Club - Sarasota, Florida
------------------------------------------

          On December 17, 1996 the Company consummated the sale of Forest Lakes. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The buyer was BST Associates, an Illinois general partnership. The cash contract purchase price was $4,000,000 payable in full at closing. Broker commissions and closing costs relating to the sale totaled $172,318 resulting in net sale proceeds to the Partnership of $3,827,682. Included in the Company's consolidated financial statements for the year ended December 31, 1996 is a gain on the sale of Partnership assets of approximately $439,000. The Company received cash proceeds of approximately $149,500 in January 1997 against its Partnership investment of $252,438.

         Under the terms of the Forest Lakes Limited Partnership Agreement, the sale of all of the Partnership's property and the conversion of all proceeds into cash requires that the Partnership be dissolved. Accordingly, as General Partner, the Company dissolved the Partnership in 1997, and made a distribution of all available cash proceeds to the partners.

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

The Badlands Golf Club - Las Vegas, Nevada
------------------------------------------

         On October 14, 1995 the Company opened for public play the 18-hole Badlands Golf Club, its initial and flagship golf course in Las Vegas, Nevada (the "Badlands"). During 1997, the Company completed construction on an additional nine holes at The Badlands. The Badlands Golf Club includes an 27-hole championship golf course, practice range, and 7,500 sq. ft. clubhouse and related maintenance facilities. (See Note 9(c) of the Notes to the Consolidated Financial Statements included in this report regarding proposed sale of The Badlands Golf Club.)

The Legends Golf Club - Stonebridge Ranch, McKinney, Texas
----------------------------------------------------------

         On March 12, 1996 the Company signed a purchase and sale agreement and related documents with Stonebridge Ranch Development Corporation, a residential development group of the Mobil Land organization, an affiliate of Mobil Corporation, for the proposed development of an 18-hole or 27-hole championship golf facility located within the Stonebridge Ranch Development in McKinney, Texas, approximately 25 miles north of Dallas. The Purchase and Sale Agreement expired on August 15, 1997, and to date, no development has commenced. During November, 1996, Westerra Holdings, LLC ("Westerra") purchased and succeeded to the interest of Mobil Land in the Stonebridge Ranch development.

         The Company is currently negotiating with Westerra. Under the terms of these negotiations, the Company has agreed to assign any and all rights to the development to Westerra. In consideration for the assignment, Westerra has agreed to reimburse the Company's actual costs incurred to date, and to assume certain unpaid liabilities related to the development. As of December 31, 1997, the Company has capitalized $323,099 related to this development, which is included in construction in progress. See Financial Statements set forth on pages F1 through F28 hereof.

Golftown Practice Center - Saugus, Massachusetts
------------------------------------------------

         During July 1996, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that owns and operates a driving range facility located in Saugus, Massachusetts, approximately eight miles north of Boston (the Facility). The Company has entered into an agreement to guaranty a loan in an amount not to exceed $295,000 made to Golftown, in exchange for a 25% equity interest in Golftown. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day management of the Project and receive a management fee for such services. In addition, the Company received a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority shareholder of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened during August, 1996.

         During 1997 various capital contributions were advanced by Golftown's stockholders and the Company invested approximately $17,500 which was not sufficient to maintain its equity ownership resulting in a reduced ownership interest of 21.8% at December 31, 1997. As of December 31, 1997 the Company had written its investment down to $0 to reflect the Company's portion of the losses incurred by Golftown.

Las Vegas International Golf Center - Las Vegas, Nevada
-------------------------------------------------------

         On December 31, 1996 the Company consummated the acquisition, and simultaneous disposition of certain ownership interests in the Las Vegas Golf Center, LLC, a Delaware limited liability corporation (the "LLC"), which owns a golf practice facility located in Las Vegas, Nevada (the "Center"). The Center is situated on approximately 42 acres of land leased from Clark County, Nevada, located on the corner of Tropicana and Paradise Avenues, directly across the street from the McCarran International Airport, and approximately one mile from Las Vegas Boulevard (the "Strip"). The Center includes a driving range with approximately 120 tee stations on two tiers, a golf teaching area and a 6,500 sq. ft. clubhouse. The Center opened for business on January 17, 1997.

         The Company acquired a 21.5% membership interest in the LLC from unrelated individual shareholders of Golf Centers of America, Inc., a California corporation, for an aggregate purchase price of $400,000 cash consideration, and 323,289 shares of the Company's common stock, $.001 par value per share ("STPD Shares"), payable to sellers as follows:

         Cash Consideration     $ 20,000 paid on December 13, 1996
                                $180,000 paid on January 15, 1997
                                $200,000 payable on or before January 15, 1998

         STPD Shares            161,645 shares due on or before January 15, 1997
                                161,644 shares due on or before January 15, 1998

See Item 3. Legal Proceedings

         In addition to the 21.5% membership interest described above, the Company also acquired a 48.5% membership interest in the LLC from unrelated individual shareholders of Selleck Properties, Inc., a California corporation, for an aggregate purchase price of $1,532,050 cash consideration, and 369,547 shares of the Company's Common Stock, which was issued on February 14, 1997.

         All shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. The Company has granted sellers of the interests the right to demand registration of their Common Stock on a Form S-3 registration statement or similar Form at any time after May 1, 1997. The Company received such a request during May 1997, and filed a registration statement which became effective in August 1997. The sellers of the 21.5% interest and 48.5% interest have agreed, pursuant to shareholder agreements, to vote their Common Stock for the slate of directors proposed by management of the Company through December 31, 1998 (in case of the 21.5% interest) or the first to occur of (i) June 30, 1999, or (ii) the date on which Stanton V. Abrams ceases to serve as the President and Chief Executive Officer of the Company (in the case of the 48.5% interest).

         Immediately after the acquisition of the 48.5% membership interest, the Company subsequently sold the 48.5% membership interest to Paul Fireman ("Fireman"), an individual investor, who beneficially owned 250,000 shares of the outstanding Common Stock as of March 20, 1998, for cash consideration of $2,167,953. The Company also received a $200,000 consulting fee from Fireman for services rendered in connection with certain services rendered in connection with structuring and implementing the transaction, as well as for arranging certain financing for the LLC. A substantial amount of the cash received from Fireman financed a significant portion of the total cash consideration paid by the Company in connection with the Company's acquisition of its interest in the LLC.

         In consideration of 50,000 shares of Common Stock of the Company, payable to Fireman, the Company received an option to buy back from Fireman a 13.5% interest in the LLC (the "Option"). The Company did not exercise the option on or before December 31, 1997; if the Company had exercised the Option, the price for a 13.5% LLC interest would have been $900,000. If the Company exercises the Option after December 31, 1997 but on or before December 31, 1998, the price for a 13.5% LLC interest shall be $1,075,000. If the Company exercises the Option after December 31, 1998 but on or before December 31, 1999, the purchase price for a 13.5% LLC interest shall be $1,350,000. In 1997, the Company wrote off the carrying value of the Option because it has no intent to exercise.

         Additionally, in consideration of certain consulting services and modification of existing contractual rights relating to the acquisition of the Company's 21.5% membership interest in the LLC and the financing of the golf practice facility owned and operated by the LLC, the Company issued in May 1997 to the Ranchito Company, LLC (Ranchito), 50,000 shares of Common Stock of the Company. Ranchito is the owner of the remaining 30% membership interest in the LLC which was not acquired on December 31, 1996.

         The Company has been designated the Managing Member of the LLC, and is responsible for the day-to-day management, marketing, and operation of the Center. The Company receives a management fee equal to 5% of gross revenues generated by the LLC, and is reimbursed for certain accounting and out-of-pocket expenses.

Brad Faxon Golf Center - Cranston, Rhode Island
-----------------------------------------------

         During 1997, the Company was unsuccessful in its attempts to negotiate a lease with the landowner of the proposed site of a family golf and recreation center in Cranston, Rhode Island. Accordingly, the Company has halted all engineering, legal and permitting costs associated with this development. As of December 31, 1997, all costs incurred to date, associated with this proposed development have been expensed. (See Item 6 - Results of Operations.)

         Business Strategy
         -----------------

         Effective March 16, 1998, the Company announced that it has received a proposal from an outside party to purchase The Badlands Golf Club, in Las Vegas, Nevada, and that it has engaged an investment banking firm to assist the Company in evaluating this proposal, and to assess additional alternatives. Accordingly, the Company's current business strategy is to concentrate the Company's efforts on evaluating this potential sale transaction. Furthermore, in light of this potential sale transaction the Company has temporarily suspended the pursuit of any new development deals, and will concentrate its efforts on its existing owned and managed properties (see Item 2 Properties), and will consider other alternative strategies as events unfold.

Employees
---------

         As of March 20, 1998, the Company had 85 full time employees, including five assigned to the Company's headquarters in Boston, Massachusetts, 67 at The Badlands Golf Club in Las Vegas, Nevada, and 13 assigned to the Las Vegas International Golf Center. The Company intends to maintain a streamlined business organization by continuing to manage the Company with the minimum number of salaried executive employees possible.

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

         The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. In addition, at the Company's courses where alcoholic beverages are served, the Company will be subject to certain state "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual.

ITEM 2.  PROPERTIES.
-------  -----------

         THE BADLANDS GOLF CLUB. The Badlands is located in Las Vegas, Nevada and is 100% owned by The Badlands Golf Club, Inc., a wholly owned corporate subsidiary of the Company. This 27-hole championship golf course, includes a driving range, clubhouse, and maintenance facilities. The initial 18 holes was completed and opened for play on October 14, 1995. The clubhouse and maintenance facilities were completed in September, 1996. The additional nine holes was completed and opened for public play on September 25, 1997. The approximately 253 acres of land on which the course is situated is leased under two land leases expiring in July, 2045. Both leases contain four extension options of ten years each. The property is subject to a first mortgage in favor of NationsCredit. The Badlands has a full liquor license.

         LAS VEGAS INTERNATIONAL GOLF CENTER. The Golf Center is a state-of-the art golf practice center located in downtown Las Vegas, at the corner of Paradise and Tropicana Avenues, across the street from the Thomas and Mack Center at the University of Las Vegas Nevada, and also across the street from the entrance to McCarran International Airport. The Center has 120 tee stations, 46 natural grass tees and 74 artificial turf fees, 24 of which are on a second tier. The range is fully lighted, and is presently operating 24-hours per day. Approximately 50 of the tees are shaded and equipped with cooling misters for use during the desert summer season, and many are equipped with heaters for 24-hour use during the cooler months. The Center's landing area for the range is over 300 yards long and 200 yards wide, and features eight target greens. The Center also has a 10,000 sq. ft. putting green and a short game practice area with practice greens, sand traps, and a chipping area. There is presently a 6,500 sq.. ft clubhouse which contains a food & beverage snack area, golf school, control desk, and administrative offices. The Golf Center has entered into a long-term lease agreement with Pro Golf of America for a retail golf store containing approximately 20,000 sq. ft., which was constructed as an addition to the existing clubhouse. The retail store is expected to open in the Spring of 1998. The cost of construction was funded in part through proceeds of a construction loan provided by US Bank of Nevada, and in part through cash equity provided by the lessee, Pro Golf of America. The Center is owned by Las Vegas Golf Center, LLC, a Delaware Limited Liability Company (the "LLC"), in which the Company holds a 21.5% ownership interest. The Company is responsible for the management, marketing, and day-to-day operation of the Center under a management agreement with the LLC.

         GOLFTOWN. Golftown is a driving range complex located on Route 1 in Saugus, Massachusetts, approximately 8 miles North of Boston. The facility is operated by its majority stockholder, Golftown,

Inc., a Massachusetts corporation. The Company owns a 21.8% ownership interest in the property. Golftown encompasses 50 lighted tee areas on two levels, two practice greens, two sand bunkers, and a chipping area. Golftown opened during August 1996.

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

         HARBOR LINKS GOLF COURSE - NORTH HEMPSTEAD, NEW YORK. The Harbor Links Golf Course is a newly constructed 18 hole golf course, 9-hole executive golf course, driving range, clubhouse, maintenance building, practice and learning center, five athletic fields and related golf facilities (the "Facility"). The Facility is managed by the Company under a ten year management agreement which commenced in January 1998. Under the agreement the Company receives a base compensation of $125,000 per annum commencing 60 days prior to the opening of the facility, which is anticipated to be in the summer of 1998. The base amount shall increase $25,000 every three years starting 1999.

         HEADQUARTERS OFFICES. The Company maintains its corporate headquarters at 822 Boylston Street, Suite 300, Chestnut Hill, Massachusetts in premises leased through March 31, 2003. Annual rental payments are $30,000 commencing April 1, 1998, and increase 4% per year through the term of the lease. In addition, the Company is responsible for a share of real estate taxes increases over the base year (1997) amount, up to a maximum of 9% in any year.

         Each of the properties owned or controlled by the Company is covered by appropriate property and liability insurance, and at insurance levels deemed appropriate by management. Coverage at all properties include property and liability, automotive, and workers compensation, and at projects with construction in process, builders risk insurance. The Company also maintains Officers and Directors Liability coverage in the amount of $5,000,000.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         On March 3, 1998, the Company brought an action in the United States District Court for the District of Nevada against unrelated individual shareholders of Golf Centers of America, Inc., a California corporation, (the "Sellers") seeking damages and declaratory relief and alleging breach of contract, fraud and misrepresentation and breach of warranty under the terms of an agreement dated November 29, 1996 between the Sellers and the Company by which the Company purchased the Seller's membership interests in Las Vegas Golf Center, LLC. The Company expects the Sellers to defend the Complaint with counterclaims seeking to require the Company to make a payment due under the Agreement in the amount of $200,000 and to deliver certain shares of stock of the Company, which were due to be issued by January 15, 1998. See Item 1. Description of Business - Las Vegas International Golf Center, Las Vegas, Nevada.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
-------  ------------------------------------------------------

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

         The Company's Common Stock has been traded on the Boston Stock
Exchange ("BSE") under the symbol SEN and on the National Association of Securities Dealers Automated Quotation System Small-Cap Market (the "NASDAQ Small-Cap Market") under the symbol SRTR since November 16, 1994. Prior to that time, there was no public market for the Company's Common Stock. The table below presents the range of high and low closing prices for the Company's Common Stock by quarter since November 16, 1994 (the date of the Company's initial public offering) through December 31, 1997:

         1994                                               High          Low
         ----                                               ----          ---

         4th Quarter (Beginning Nov. 16, 1994)............ $5.00         $2.25

         1995
         ----

         First Quarter.................................... $3.25         $1.8125
         Second Quarter................................... $4.50         $2.00
         Third Quarter.................................... $5.50         $3.75
         Fourth Quarter................................... $5.125        $3.00

         1996
         ----

         First Quarter.................................... $3.75         $3.00
         Second Quarter................................... $4.6875       $3.125
         Third Quarter.................................... $3.75         $2.375
         Fourth Quarter................................... $2.75         $1.9375

         1997
         ----

         First Quarter.................................... $2.625        $1.6875
         Second Quarter................................... $2.8125       $1.625
         Third Quarter.................................... $2.0625       $1.75
         Fourth Quarter................................... $2.5625       $1.50

         As of March 20, 1998, the Company had in excess of 1,000 stockholders of record.

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

         During 1996, the Company issued or agreed to issue a total of 767,836 shares of Common Stock without registration under the Securities Act of 1933, as amended (the "Securities Act"). All of such shares were issued as "restricted securities" as defined in Rule 144 under the Securities Act. Of these shares, 742,836 were issued or agreed to be issued in connection with the Company's acquisition of its interest in the Las Vegas Golf Center, LLC, and 25,000 were issued under an agreement for design services being rendered at The Badlands. During 1997, the Company issued an additional 50,000 shares of common stock in connection with the purchase of the investment in the Las Vegas Golf Center, LLC. (See Item 1 - Description of Business - Las Vegas International Golf Center.) Effective as of August 21, 1997, the Company registered all 767,836 of the restricted shares under the Securities Act for purposes of potential resale on the NASDAQ Small-Cap Market.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
-------  -----------------------------------------------------------

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

         The industry in which the Company competes is highly competitive and capital intensive. The Company's future growth and profitability will be dependent upon future developments and / or acquisitions of additional golf courses and golf practice facilities. The number of attractive and profitable acquisition and development opportunities may be limited and the Company may have to compete with other potential buyers whose financial and management resources may be substantially larger than those of the Company. There can be no assurance that the Company will be successful in developing or acquiring any particular project or that any projects acquired or developed by the Company will be profitable. Additionally, the Company will be dependent upon third-party funding in the form of equity participation and/or debt to finance its development and acquisition of future golf courses and golf practice facilities. Until funding is obtained for new golf courses and golf practice facilities, the Company may be unable to proceed with those projects.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that is has sufficient cash and committed financing to meet its current operating needs.

         At December 31, 1997, the Company had $177,174 in cash and cash equivalents. Additionally, in January 1998, the Company qualified for $750,000 of the $1,000,000 Earnout Advance from

NationsCredit (defined below) of which the Company has borrowed approximately $435,000 through March 20, 1998.

         On November 15, 1996, The Badlands Golf Club, Inc., a wholly owned corporate subsidiary of the Company, entered into a loan agreement with NationsCredit, a NationsBank company, for a construction and permanent loan in the amount of $5,000,000. At closing, the loan provided the Company with $4,000,000 to fund the costs of construction of an additional nine holes at The Badlands, which was completed in September 1997.

          In addition to the $4,000,000 made available at closing, the loan provides for the availability to the Company of an additional $1,000,000 in "Earnout Advances". In January 1998, the Company had qualified for $750,000 of the Earnout Advance and borrowed approximately $435,000. The remaining earnout funds will be made available to the Company over a period of thirty months following the loan closing so long as certain operating results at The Badlands are achieved, including minimum debt service coverage ratios, and other revenue and cash flow criteria, as defined in the loan agreement. The construction loan is subject to a 20-year amortization, which began on December 1, 1996 and has a fixed interest rate of 10.95%.

         It is the Company's practice to lease golf carts, turf maintenance equipment, office equipment, and other golf equipment at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and certain other furniture, fixtures and equipment at The Badlands Golf Club under various capital lease obligations. As of December 31, 1997 the Company had approximately $650,000 outstanding under these capital lease agreements. The Company has leased its golf cart fleet at The Badlands Golf Club under an operating lease. See Notes To Consolidated Financial Statements included in this report.

PLAN OF OPERATION.
------------------

         The Company's plan of operation for the next twelve months with regards to existing properties will include continued ownership and operation of the 27-hole golf facility at The Badlands Golf Club in Las Vegas (See Note 9 (c) of the Notes to the Consolidated Financial Statements included in this report regarding proposed sale of The Badlands Golf Club.); continued marketing and management of the Las Vegas International Golf Center, in which the Company has a 21.5% ownership interest, and serves as the day-to-day manager of the facility; completion of the planned improvements and amenities at the Las Vegas International Golf Center, including a 20,000 sq. ft. clubhouse addition which will be leased to Pro Golf of America, Inc., for the sale of golf merchandise; continued management of New England Country Club in Bellingham, Massachusetts which the Company operates under a management contract which commenced in March, 1995; and the management of the newly constructed Harbor Links Golf Course in North Hempstead, New York, scheduled to open in the Summer of 1998, which the Company signed to a 10-year management contract commencing January 1998.

RESULTS OF OPERATIONS
---------------------

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

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------

         NET REVENUES for the year ended December 31, 1997 totaled $5,376,947 compared to $6,697,425 for the year ended December 31, 1996, a decrease of $1,320,478.

         The major reason for the decrease, which was anticipated by management, was due to the sale of the Forest Lakes Golf Club during December 1996, offset by increased sales at The Badlands Golf Club. During 1996, Forest Lakes generated revenues of $1,980,322 compared to $0 in 1997. Revenues at The Badlands in Las Vegas, Nevada during 1997 totaled $5,186,000, versus $4,302,370 in 1996, an increase of $883,630 (or 21%).

         Corporate revenues in 1997 totaled $190,947 and included management and accounting fees related to the New England Country Club of approximately $137,000, and Las Vegas Golf Center, LLC of approximately $53,600. During 1996 corporate revenues totaled $414,733, of which $94,032 related to the New England Country Club management agreement, and $312,500 were nonrecurring revenues generated form consulting and development fees related to the Las Vegas Golf Center, LLC.

         OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended December 31, 1997 were $6,729,167 compared to $5,752,139 for the year ended December 31, 1996, an increase of $977,028. Badlands operating expenses totaled $4,528,072 during 1997 compared to $3,544,640 during 1996, an increase of $983,432. The increased costs are primarily due to the increased sales volume associated with the opening of our clubhouse in September 1996 and the completion of the third nine holes in September of 1997. Forest Lakes expenses during 1996 totaled $978,660 compared to $0 during 1997. Forest Lakes was sold by the Company on December 16, 1996.

         STPD corporate expenses for the year ended December 31, 1997 totaled $2,201,095 compared to $1,228,839 during 1996, an increase of $972,256. The majority of the increase is due to a $645,000 reserve, established in 1997, in anticipation of a possible write down of the Company's investment in golf facilities and related guarantees, a $72,000 charge to write off the Company's option to purchase an additional 13.5% of the Las Vegas Golf Center, LLC, $101,286 incurred in connection with a proposed development of golf practice centers in Cranston, Rhode Island and $65,919 of costs associated with a proposed driving range and golf entertainment center in Houston, Texas.

         NONCASH COMPENSATION CREDIT - MANAGEMENT STOCK OPTIONS. Effective June 20, 1994, the Company entered into employee stock option agreements with certain officers and key employees granting them options to acquire up to 1,111,111 shares of the Company's common stock for an exercise price of $1.00 per share.

         During the year ended December 31, 1996 the Company recorded a non-cash compensation credit adjustment of $1,250,000 representing an adjustment to the reserve initially established in 1995 to account for the probable future vesting of these options. At December 31, 1996, the Company's balance sheet reflected an accrual of $1,250,000 including in stockholders' equity relating to the management options. The $1,250,000 balance at December 31, 1996 was calculated based on the market price of the

Company's common stock on December 31, 1996 ($2.125), less the exercise price of $1.00 per share, multiplied by the number of shares subject to the options (1,111,111).

         At December 31, 1996, 555,555 (representing 50%) of the management options issued in 1994 vested, as the Company achieved certain financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997 a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the financial benchmarks as described in the option agreements. The Board voted to accept the option holders' delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment with the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested December 31, 1996, and 60% or 666,666 vested pro rata on December 31, 1997, 1998 and 1999. At the time these options are exercised, the proceeds will be credited to the capital accounts. Except as described below, this change will result in no further charges or credits against earnings related to these management stock options. During 1997 one of the officers, who had been granted a total of 55,555 options, resigned. As of December 31, 1997, a total of 22,222 (or 40%) of the officer's options had vested. Accordingly, during 1997, the Company recorded a $37,500 noncash compensation credit to reverse the compensation expense related to the unvested options.

         During 1997 and 1996, the Company also recorded a noncash compensation charge of $4,242, and $29,688, respectively, relating to the stock options granted to an executive officer of the Company during 1996. See Note 5 (g) of Notes to Consolidated Financial Statements.

         INTEREST EXPENSE totaled $827,738 for the year ended December 31, 1997 compared to $785,607 during the year ended December 31, 1996, an increase of $42,131. Forest Lakes interest totaled $313,022 in 1996 versus $0 in 1997. Interest expense relating to The Badlands totaled $827,738 during 1997 versus $472,585 during 1996. Interest at The Badlands relates to a first mortgage of the golf course; a working capital line of credit; an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. The Company also incurred and capitalized approximately $147,000 of interest relating to construction of the additional nine holes at The Badlands which was completed in September of 1997. See Notes 3 and 4 to the Consolidated Financial Statements included herein.

         INTEREST INCOME totaled $6,502 during the year ended December 31, 1997 compared to $18,151 in 1996.

         EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES. On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. For the year ended December 31, 1997, the Company recorded a $190,331 loss representing the Company's pro rata share in the Center's startup operations. See Note 2(b) to Consolidated Financial Statements included herein. At December 31, 1997 the Company had capitalized $1,057,242 related to this investment, which is carried as Investment in Golf Facilities on the balance sheet included with the Consolidated Financial Statements included herein. See Item 3 - Legal Proceedings

         Also in 1997 the Company invested $17,646 in Golftown, Inc., a golf driving range facility in Saugus, Massachusetts, in which the Company has a 21.8% ownership interest. As of December 31, 1997, the Company had written its investment down to zero to reflect the Company's portion of the loss incurred by Golftown.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-28 hereof.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
-------  -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         The current directors, executive officers and significant employees of the Company are as follows:

Name                     Age      Position                                 Class
----                     ---      --------                                 -----

Stanton V. Abrams        56       President, Chief Executive Officer        III
                                  and Chairman the Board of Directors

Michael J. Meluskey      35       Treasurer, Secretary, Director            II

Brendan Kissane          30       Controller                                N/A

Stanley Bernstein        54       Director                                  III

Arnold Mullen            51       Director                                  III

Robert L. Seelert        55       Director                                  II

Alan Stanzler            55       Director                                  I

         The Company currently has six directors. Messrs. Bernstein, Mullen, and Seelert have served as independent directors since January 1995. Mr. Stanzler has been an independent director since June 1995. All directors were reelected at the annual stockholders' meeting on June 27, 1997. Effective with the June 27, 1997 Annual Meeting of Shareholders, the Directors of the Company were divided into three classes, the first (Class I) are elected for a term of one year, the second (Class II) are elected for a term of two years, and the third (Class III) are elected for a term of three years.

         The following is a brief account of the business experience of each director and executive officer named above.

STANTON V. ABRAMS. Mr. Abrams, founder of the Company, has served as President and Chief Executive Officer and Chairman of the Board of the Company since its organization in April 1994. From 1977 to 1982 Mr. Abrams was involved in developing various real estate projects from housing for the elderly to condominium conversions. During 1982 and prior to entering the golf industry, Mr. Abrams was Vice President of Marketing, for the A.D. Gosman Company, a real estate development company serving New England. From 1972 to 1977 Mr. Abrams was Vice President of Development of The Drucker Company of Boston, a real estate development firm specializing in shopping centers and hotels. Beginning in late 1982 when the Senior PGA Tour was in its infancy, Mr. Abrams served as the exclusive representative to many of the Senior Tour golfing professionals, including Sam Snead, Billy Casper, Julius Boros, Bob Goalby, Bob Toski and Jerry Barber to establish a relationship with a golf course which would serve as their home base and practice site as they prepared for the emerging Senior PGA Tour. From 1983 to May 15, 1994, Mr. Abrams was president of Senior Tour Players, Inc., a golf real estate investment and marketing company which he founded, and of which he remains the sole owner, whose focus has been on Senior Professional Golfers and the marketing potential associated with their name recognition and popularity. Mr. Abrams, a former two-time Rhode Island State Amateur Champion, with a background in golf, real estate, and law has been instrumental in the promotion, management and acquisition of numerous golf projects both nationally and internationally. Mr. Abrams holds a B.A. degree, cum laude from Harvard College and a J.D. degree from the University of Pennsylvania Law School. He attended Harvard Graduate School of Design's selected courses in golf course design.

MICHAEL J. MELUSKEY. Mr. Meluskey has served as Treasurer and Secretary and Director of the Company since its organization in April 1994. From 1986 to the present, Mr. Meluskey has been closely involved in all aspects of the operations of Senior Tour Players, Inc., currently as President. His responsibilities have included identifying golf course acquisitions, managing STP-owned courses, financial budgeting and planning, and serving as tournament director for STP-organized events. He holds a B.S. degree in accounting, cum laude, from Northeastern University.

BRENDAN KISSANE. Mr. Kissane has served as the Company's Controller since June 1997. From May 1996 through June 1997, Mr. Kissane was an Audit Manager with the accounting firm of Leonard Mulherin & Greene P.C. where he specialized in privately held businesses and initial public offerings. Prior to that Mr. Kissane was an In-Charge Auditor for ITT Sheraton Corporation, in the Internal Audit Department. From 1990 to May 1995 Mr. Kissane was with the accounting firm of Ranalli & Company where he was employed as a Senior Auditor. Mr. Kissane holds a B.S. in Accounting from Bentley College.

STANLEY BERNSTEIN. Mr. Bernstein, a Director of the Company since January 1995, has been Chairman of the Board and Chief Executive Officer of the Biltrite Corporation since 1985. He is also Chairman of the Board of Alliance International Group, Inc. and a director of K-Swiss, Inc. Mr. Bernstein holds an A.B. from Brown University and a J.D. from the University of Pennsylvania Law School.

ARNOLD MULLEN. Mr. Mullen, a Director of the Company since January 1995, is the Chief Executive Officer of PFP Associates, a private investment and financial management firm. He has been a financial consultant and business advisor since 1973. Mr. Mullen, a CPA, began his career 25 years ago with Arthur Andersen & Co., specializing in taxation. He was an assistant professor of accounting and holds a BBA degree and an MBA degree from the University of Wisconsin at Milwaukee.

ROBERT L. SEELERT. Mr. Seelert, a Director of the Company since January 1995, has been Chief Executive Officer of Cordiant plc, an advertising and marketing communications firm, since July 1995. Mr. Seelert was a private investor from February 1994 to July 1995, President and Chief Executive Officer of Kayser-Roth Corporation, a legwear company from May 1991 to February 1994. He is also a director of Cordiant plc and the Stride Rite Corporation. Mr. Seelert holds a B.A. degree from Harvard College and an M.B.A. degree from the Harvard Business School.

ALAN STANZLER. Mr. Stanzler, a Director of the Company since June 1995, is an attorney at law and a member of the firm of Davis, Malm & D'Agostine, P.C. Boston, Massachusetts. Mr. Stanzler holds an A.B. degree from Brown University and a J.D. degree from Harvard Law School.

         Stanton V. Abrams failed on one occasion with respect to fiscal 1997 to make a timely report on Form 4 of a sale of the Company's Common Stock. Mr. Abrams subsequently filed a Form 4 reporting such transaction.

ITEM 10. EXECUTIVE COMPENSATION.
-------- -----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid by the Company for the years ended December 31, 1997, 1996, and 1995, to the Chief Executive Officer and to each of the individuals who served as an executive officer during such period.

                                                                                        Long-Term
                                                        Annual Compensation             Compensation
                                                     --------------------------         Awards (1)
Name & Principal Position           Year             Salary ($)       Bonus ($)         Stock Options (#)
-------------------------           ----             ----------       ---------         -----------------

Stanton V. Abrams
Chairman, Chief Executive           1995             $196,007         ---               ---
Officer and President               1996             $212,308         ---               ---
                                    1997             $212,132         ---               ---

Lawrence P. Butler (2)
Chief Financial Officer             1995             $ 66,154         $15,000           ---
                                    1996             $106,629         ---               120,000(2)
                                    1997             $ 78,888         ---               ---

Richard B. Rogers (3)
Senior Vice President               1995             $54,999          ---               ---
                                    1996             $99,423          ---               30,000(3)
                                    1997(3)          $53,953          ---               ---

Michael J. Meluskey
Treasurer & Secretary               1995             $59,538          $10,000           ---
                                    1996             $78,654          ---               10,000
                                    1997             $75,750          ---               ---

Brendan Kissane
Controller                          1997(4)          $31,731          ---               ---


(1) In addition to the option awards presented in the table, at its inception in 1994 the Company issued 568,413, 35,000 and 106,500 restricted shares of the Company's Common Stock to Stanton V. Abrams, Richard B. Rogers, and Michael J. Meluskey, respectively. At that time, there was no market for the Company's Common Stock. Such shares in each case had a value at December 31, 1997 (based on the closing price of $2.0625 for such shares as reported on the NASDAQ Small-Cap Market on December 31, 1997) of $1,172,352 (Mr. Abrams), $72,188 (Mr. Rogers),
         and $219,656 (Mr. Meluskey), respectively.

(2) Mr. Butler, who had joined the Company on March 6, 1995, resigned from the Company in June 1997. Accordingly, 91,428 of the options granted to Mr. Butler in 1996 terminated.

(3) Mr. Rogers resigned from the Company in May 1997. As a result, 33,333 of the 55,555 options granted to Mr. Rogers in 1994, and the 30,000 options granted in 1996 terminated.

(4)      Mr. Kissane joined the Company in June 1997.

OPTION GRANTS, OPTION EXERCISES AND FISCAL YEAR-END VALUES

         No stock options were granted during 1997 to any executive officers of the Company. No executive officers exercised options during 1997. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, the year-end value of unexercised options:

                            Number of                  Value of Unexercised
                       Unexercised Options             In-The-Money Options
      Name               at Year-End (1)           at Year-end(1)(2)(3)(4)(5)(6)
      ----               ---------------           -----------------------------

Stanton V. Abrams           873,890                           $928,508

Richard B. Rogers            22,222                           $ 23,611

Michael J. Meluskey         176,666                           $177,083

Lawrence P. Butler           28,572                           $ 30,358

(1) At December 31, 1997 675,128 options in the above table was currently exercisable.

(2) Based on the closing price for the underlying Common Stock on the NASDAQ Small-Cap Market on December 31, 1997 ($2.0625) minus the exercise price of the in-the-money options (in each case $1.00 per share), multiplied by the number of underlying shares. See Note 5 of Notes to Consolidated Financial Statements and
Item 6. Management's Discussion and Analysis or Plan of Operation - Noncash Compensation Charges and Credits.

(3) Does not include the value of 60,000 out-of-the money stock options issued during December, 1996.

(4) For each of the named individuals, the in-the-money options vest and become exercisable in the following amounts :

                               Shares Vested     Shares Vested     Shares Vested
         Option Holder         at 12/31/97       at 12/31/98       at 12/31/99
         -----------------------------------------------------------------------

         Stanton V Abrams          524,334           174,778           174,778
         Michael J Meluskey        100,000            33,333            33,333
         Richard B Rogers           22,222               ---               ---
         Lawrence P Butler          28,572               ---               ---

(5) During May 1997, Mr. Rogers resigned from the Company resulting in the termination of (i) 33,333 of the 55,555 in-the-money options granted in 1994, and (ii) the entire 30,000 out-of-the-money options granted in 1996.

(6) During June 1997, Mr. Butler resigned from the Company resulting in the termination of (i) 71,428 of the 100,000 in-the-money options granted in 1996, and (ii) the entire 20,000 out-of-the-money options granted in 1996.

LONG-TERM INCENTIVE PLAN AWARDS

         The Company's stock option plan was adopted by the Board of Directors and stockholders of the Company as of June 20, 1994 as an incentive for officers and other key employees. The stock option plan will be administered by the Independent Directors. The Independent Directors will have sole discretion to determine employees eligible for grants of options and all terms of the options. The stock option plan enables the Independent Directors to grant either incentive or non-qualified stock options. Generally, the exercise price of incentive stock options must be at least 100% of fair market value of the Common Stock on the date of grant, while non-qualified stock options may have an exercise price of nominal consideration. The stock option plan reserves an aggregate of 350,000 shares which may be subject to options. To date, there have been granted 195,000 options under the Plan. During 1997, three of the employees who had been granted options under the Plan resigned from the Company, resulting in the termination of 131,428 options.

DIRECTOR COMPENSATION

         On November 10, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan, (the Nonemployee Plan) which was subsequently approved at the June 27, 1997 Annual Meeting of Shareholders. Under the Nonemployee Plan, options for a maximum of 200,000 shares of common stock may be granted. On December 11, 1996, the Compensation Committee granted stock options for the purchase of 40,000 shares of common stock to four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.1875 per share, the fair market value on the date of grant and vested immediately. On January 1, 1997, the Compensation Committee granted stock options for the purchase of an additional 20,000 shares of common stock to the four members of the Board of Directors number the Nonemployee Plan. The options were granted with an exercise price of $2.125 per share, the fair market value on the date of the grant, and vest immediately.

         Other than the stock option discussed herein, the Company's Directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but Directors may also be reimbursed for certain out-of-pocket expenses incurred in connection with attendance at Board and Committee meetings.

EMPLOYMENT CONTRACTS

         The Company presently does not have any employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Common Stock of the Company as of March 20, 1998 by: (1) each person known by the Company to be the beneficial owner of more than 5% of its outstanding capital stock; (2) each director of the Company; (3) each of the current executive officers of the Company named in the Summary Compensation Table under Executive Compensation, and (4) all current directors and executive officers of the Company as a group.

         Name and Address of           Beneficially           Percentage of
         Beneficial Owner (1)            Owned (5)        Outstanding Shares (6)
         --------------------            ---------        ----------------------

         Stanton V. Abrams (2)           1,042,681                23.16%

         Stanley Bernstein                 320,000                 7.11%

         Paul Fireman (3)                  250,000                 5.55%

         Donald A. Weber                   274,341                 6.09%

         Michael J. Meluskey               208,500                 4.63%

         Robert L. Seelert                  18,000                  .40%

         Arnold Mullen (4)                  50,000                 1.11%

         Alan Stanzler                      20,000                  .44%

         All directors and
         officers as a group             1,659,181                36.85%
           (6 persons)

(1) Except as set forth below, each person listed has sole voting and investment power with respect to the shares shown. The business address of each of these individuals is 822 Boylston Street, Suite 300, Chestnut Hill, Massachusetts, 02167.

(2) Exclusive of 4,171 shares owned by member of Mr. Abrams' immediate family.

(3) Includes 30,000 shares and warrants owned by a partnership of which Mr. Fireman is a partner.

(4) Includes 30,000 shares and warrants owned by a partnership of which Mr. Mullen is a partner.

(5) Includes shares under management options and options granted under the Company's stock option plan and Nonemployee Directors Stock Option Plan, provided that such options were vested as of December 31, 1997 and exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         In April 1994 the Company issued 568,413 shares to Stanton V. Abrams, the Company's Chief Executive Officer and Chairman of the Board of Directors, and 106,500, 35,500 and 9,585 shares, respectively, to Michael J. Meluskey, Richard B. Rogers and JoAnn M. Parks, each of whom were then officers or employees of the Company, in consideration of their contribution to the Company of their respective know how as to golf course operation and management; the Company issued 305,000 shares of Common Stock to Stanley J. Bernstein, for an aggregate sales price of $325,000; and the Company issued 175,000 shares of Common Stock to Paul Fireman for an aggregate sales price of $250,000. Also in April, 1994, Mr. Abrams sold 10,000 of his shares of the Company's Common Stock to his sister.

Messrs. Bernstein and Fireman are beneficial owners of more than five percent (5%) of its Common Stock.

         In January 1995, the Company acquired 97% of STP's general partnership interest in Forest Lakes Limited Partnership and STP's contract to manage Forest Lakes Golf Club in Sarasota, Florida. See "Item 1. Description of Business. Recent Activity."

         During July 1996, the Company entered into a guaranty agreement with Golftown, Inc., a Massachusetts corporation that owns and operates a driving range facility located in Saugus, Massachusetts, approximately eight miles north of Boston (the "Project"). The Company has agreed to guaranty a loan in an amount not to exceed $295,000 made to Golftown, in exchange for a 25% equity interest in the Project. The President and majority shareholder of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened during August, 1996. In 1997, various capital contributions were drawn from Golftown's shareholders, and the Company invested approximately $17,500 which was not sufficient to maintain its equity ownership resulting in a reduced ownership interest of 21.8% at the end of the calendar year. As of December 31, 1997 the Company had written its investment down to $0 to reflect the Company's portion of the loss incurred by Golftown.
(See Item 1 - Description of Business.)

         During the past fiscal year, the Company paid legal fees in the aggregate amount of $84,484 to Davis, Malm & D'Agostine, P.C., a law firm of which Alan L. Stanzler, a director of the Company, is a member. During the fiscal year ended December 31, 1996, the Company paid $126,130 in legal fees to Davis, Malm & D'Agostine, P.C. It is anticipated that the Company will continue to pay legal fees to Davis, Malm & D'Agostine, P.C. in the future.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
-------- ---------------------------------

         (a)  The following documents are filed as part of this report.

              1.   Financial Statements.
                   ---------------------

              Description                                               Page No.
              -----------                                               --------

              Report of Independent Public Accountants                  F-1

              Consolidated Balance Sheets as of
              December 31, 1997 and 1996                                F-2

              Consolidated Statements of Operations for the Year Ended
              December 31, 1997 and 1996                                F-3

              Statement of Stockholders' Equity for the Year            F-4
              Ended December 31, 1997 and 1996

              Consolidated Statements of  Cash Flows for the Year
              Ended December 31, 1997 and 1996                          F-5

              Notes to Consolidate Financial Statements                 F-7

         2. EXHIBITS The exhibits appearing on the following Exhibit Index are filed as part of, or incorporated by reference into this report (and appear at the sequential page numbers indicated).


                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                 Page No.
-------                                                                 --------

3.1      Articles of Incorporation*
3.2      By-laws*
4.1      Common Stock Certificate**
4.2      Pages from Articles of Incorporation (and by-laws)
         defining rights of holders of Common Stock*
4.3      Form of Underwriters Warrant Agreement**
4.4      Warrant Agreement**
4.5      Master Agreement Among Underwriters**
4.6      Master Selected Dealers Agreement**
10.1     Peccole Ranch Ground Lease*
10.2     Water Rights Agreement*
10.9     Form of Management Stock Option Agreement**
10.10    1994 Stock Option Plan*
10.12    Amendment to Peccole Ranch Ground Lease***
10.15    Management Agreement for New England Country Club***
10.19    Loan Agreement with Greyrock Capital Group, Inc. ****
10.20    Promissory Note (in favor of Greyrock Capital Group, Inc) ****
10.21    Management Agreement for The Badlands Golf Club****
10.23    Purchase and Sale Agreement for Stonebridge
         Ranch Development ****
10.24    Purchase Agreement - Las Vegas Golf Center *****
10.25    First Amended And Restated Limited Liability Company
         Agreement of Las Vegas Golf Center, LLC *****
10.26    Las Vegas Golf Center, L.L.C. Membership
         Interests Purchase and Sale *****
10.27    Letter of Understanding - Membership Interest
         Purchase & Purchase Option Agreement *****
10.28    Management Agreement for Harbor Links Golf
         Course, North Hempstead, New York
10.29    Guarantee of Loan to Las Vegas Golf Center, L.L.C. *******
21       List of subsidiaries of Registrant ****
23.1     Consent of Independent Public Accountants *******

         * Previously filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 33-81934) and hereby incorporated by this reference.

         ** Previously filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No. 33-13362) and hereby incorporated by this reference.

         *** Previously filed as an exhibit to Registrant's Form 10-KSB for the year ended December 31, 1994 and hereby incorporated by this reference.

         **** Previously filed as an exhibit to Registrant's Form 10-KSB for the year ended December 31, 1995 and hereby incorporated by this reference.

         ***** Previously filed as a simiarly numbered exhibit to Registrant's Amendment #1 to it report on Form 8-K dated March 20, 1997 and hereby incorporated by this reference.

         ****** Previously filed a similarly numbered exhibit to Registrant's Form 10-KSB for year ended December 31, 1996, and hereby incorporated by this reference.

         *******  Filed herewith.

         (b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SENIOR TOUR PLAYERS DEVELOPMENT, INC.


Date:  March 30, 1998                  By: /s/ Stanton V. Abrams
                                           ------------------------------------
                                           Stanton V. Abrams, President,
                                           Chief Executive Officer and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stanton V. Abrams
----------------------------- President, Chief Executive         March 30, 1998
Stanton V. Abrams             Officer and Director

/s/ Brendan Kissane
----------------------------- Controller                         March 30, 1998
Brendan Kissane               (Principal Accounting Officer)

/s/ Michael J. Meluskey
----------------------------- Treasurer (Principal               March 30, 1998
Michael J. Meluskey           Financial Officer) and Director

/s/ Stanley Bernstein
----------------------------- Director                           March 30, 1998
Stanley Bernstein

----------------------------- Director
Arnold Mullen


----------------------------- Director
Robert Seelert

/s/ Alan Stanzler
----------------------------- Director                           March 30, 1998
Alan Stanzler

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX


                                                                            PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996                 F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996                                                   F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996                                                   F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996                                                   F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Senior Tour Players Development, Inc.:

We have audited the accompanying consolidated balance sheets of Senior Tour Players Development, Inc. (a Nevada corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Tour Players Development, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Boston, Massachusetts
February 27, 1998 (except with respect to the matter discussed in Note 9(b) and
   Note 9(c) as to which the dates are
   March 3, 1998 and March 6, 1998,
   respectively)

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

             CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                                  1997           1996
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     177,174  $   1,585,611
   Interest and other receivables                                                  169,086      1,313,151
   Inventories                                                                     189,651        140,976
   Prepaid expenses and other current assets                                        43,512         59,608
                                                                             -------------  -------------

         Total current assets                                                      579,423      3,099,346
                                                                             -------------  -------------

PROPERTY AND EQUIPMENT:
   Property and equipment, net of accumulated depreciation (Note 1(e))          14,351,321     10,373,925
   Construction in progress                                                        323,580        546,609
                                                                             -------------  -------------

         Property and equipment, net                                            14,674,901     10,920,534
                                                                             -------------  -------------

RESTRICTED CASH                                                                     22,925         20,942
                                                                             -------------  -------------

WATER RIGHTS (Note 3)                                                            1,051,992      1,051,992
                                                                             -------------  -------------

INVESTMENT IN GOLF FACILITIES                                                    1,057,242      1,029,075
                                                                             -------------  -------------

OTHER ASSETS                                                                       262,178        389,956
                                                                             -------------  -------------

                                                                             $  17,648,661  $  16,511,845
                                                                             =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $   1,556,682  $   1,032,705
   Current portion of long-term debt                                               890,310      1,711,745
   Current portion of obligation under water rights agreement                       85,186         77,915
   Deferred revenue                                                                174,219        174,928
                                                                             -------------  -------------

         Total current liabilities                                               2,706,397      2,997,293
                                                                             -------------  -------------

LONG-TERM LIABILITIES:
   Obligation under water rights agreement                                         784,307        869,493
   Other long-term liabilities                                                     645,000        200,000
   Long-term debt                                                                8,996,982      5,269,705
                                                                             -------------  -------------

         Total long-term liabilities                                            10,426,289      6,339,198
                                                                             -------------  -------------

MINORITY INTEREST                                                                        -        349,946
                                                                             -------------  -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value-
     Authorized--5,000,000 shares
   Common stock, $.001 par value-
     Authorized--15,000,000 shares
     Issued and outstanding--3,751,169 and 3,701,169 shares                          3,751          3,701
       at December 31, 1997 and 1996, respectively (Note 1(j))
   Additional paid-in capital                                                    8,949,973      8,962,843
   Management stock options                                                      1,212,500      1,250,000
   Deferred compensation                                                                 -        (89,062)
   Accumulated deficit                                                          (5,650,249)    (3,302,074)
                                                                             -------------  -------------

         Total stockholders' equity                                              4,515,975      6,825,408
                                                                             -------------  -------------

                                                                             $  17,648,661  $  16,511,845
                                                                             =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                         1997          1996

NET REVENUES                                                                         $  5,376,947  $  6,697,425

COSTS AND EXPENSES:
   Operating, general and administrative expenses                                       6,729,167     5,752,139
   Noncash compensation credit                                                            (33,258)   (1,220,312)
                                                                                     ------------  ------------

         Operating (loss) income                                                       (1,318,962)    2,165,598

INTEREST INCOME                                                                             6,502        18,151

INTEREST EXPENSE                                                                         (827,738)     (785,607)
                                                                                     ------------  ------------

         (Loss) income before equity in losses from unconsolidated affiliates and      (2,140,198)    1,398,142
         minority interest

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATES                                            (207,977)            -

MINORITY INTEREST IN PARTNERSHIP'S NET INCOME                                                   -      (349,946)
                                                                                     ------------  ------------

         Net (loss) income                                                           $ (2,348,175) $  1,048,196
                                                                                     ============  ============

NET (LOSS) INCOME PER COMMON AND COMMON EQUIVALENT SHARE:
   Basic                                                                             $      (0.63) $       0.36
                                                                                     ============  ============
   Diluted                                                                           $      (0.63) $       0.28
                                                                                     ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
   Basic                                                                                3,734,046     2,937,834
                                                                                     ============  ============
   Diluted                                                                              3,734,046     3,681,661
                                                                                     ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                               COMMON STOCK       ADDITIONAL                                               TOTAL
                                           NUMBER OF  $.001 PAR     PAID-IN     MANAGEMENT    DEFERRED    ACCUMULATED  STOCKHOLDERS'
                                             SHARES     VALUE       CAPITAL       OPTIONS   COMPENSATION    DEFICIT        EQUITY

BALANCE, DECEMBER 31, 1995                 2,933,333   $  2,933   $ 7,545,040   $ 2,500,000   $       -   $(4,350,270)  $ 5,697,703

   Noncash compensation credit                     -          -             -    (1,250,000)          -             -    (1,250,000)

   Deferred compensation related to                -          -       118,750             -    (118,750)            -             -
   issuance of stock options

   Amortization of deferred compensation           -          -             -             -      29,688             -        29,688

   Issuance of common stock                  767,836        768     1,299,053             -           -             -     1,299,821

   Net income                                      -          -             -             -           -     1,048,196     1,048,196
                                         -----------   --------   -----------   -----------   ---------   -----------   -----------

BALANCE, DECEMBER 31, 1996                 3,701,169      3,701     8,962,843     1,250,000     (89,062)   (3,302,074)    6,825,408

   Noncash compensation credit                     -          -             -       (37,500)          -             -       (37,500)
   from cancellation of unvested
   management options

   Amortization of deferred compensation           -          -             -             -       4,242             -         4,242

   Reduction of deferred compensation              -          -       (84,820)            -      84,820             -             -
   upon termination of employment

   Issuance of common stock                   50,000         50        71,950             -           -             -        72,000

   Net loss                                        -          -             -             -           -    (2,348,175)   (2,348,175)
                                         -----------   --------   -----------   -----------   ---------   -----------   -----------

BALANCE, DECEMBER 31, 1997                 3,751,169   $  3,751   $ 8,949,973   $ 1,212,500   $       -   $(5,650,249)  $ 4,515,975
                                         ===========   ========   ===========   ===========   =========   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                         $(2,348,175)     $ 1,048,196
   Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities-
     Depreciation and amortization                                               505,445          654,500
     Write-off of Las Vegas Golf Center, LLC purchase option                      72,000               --
     Noncash compensation credit                                                 (33,258)      (1,220,312)
     Distribution of minority interest in Partnership's net income              (349,946)              --
     Equity in losses of unconsolidated affiliates                               207,977               --
     Gain on sale of Forest Lakes Limited Partnership                                 --         (788,946)
     Minority interest in Partnership's net income                                    --          349,946
     Net proceeds from sale of Forest Lakes Limited Partnership                       --          499,577
     Gain on sale of fixed assets                                                     --           (6,761)
     Changes in assets and liabilities-
       Interest and other receivables                                          1,126,419       (1,215,491)
       Inventories                                                               (48,675)         (77,724)
       Prepaid expenses and other current assets                                  16,096           36,613
       Accounts payable and accrued expenses                                     968,977           92,432
       Deferred revenue                                                             (709)         153,527
                                                                             -----------      -----------

            Net cash provided by (used in) operating activities                  116,151         (474,443)
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                   (3,891,973)      (2,250,507)
   Golf course development costs capitalized in construction in progress         (46,750)        (546,609)
   Increase in restricted cash                                                    (1,983)          (8,377)
   Increase in other assets                                                       (2,511)         (91,058)
   Proceeds from sale of fixed assets                                                 --           47,500
   Investments in unconsolidated affiliate                                      (146,498)              --
   Cash paid for interest in the Las Vegas Golf Center, LLC                           --       (1,639,247)
   Proceeds from sale of interest in the Las Vegas Golf Center, LLC                   --        2,167,993
                                                                             -----------      -----------

            Net cash used in investing activities                             (4,089,715)      (2,320,305)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                4,384,885        3,221,555
   Repayment of long-term debt                                                (1,819,758)        (314,580)
                                                                             -----------      -----------

            Net cash provided by financing activities                          2,565,127        2,906,975
                                                                             -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,408,437)         112,227

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,585,611        1,473,384
                                                                             -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   177,174      $ 1,585,611
                                                                             ===========      ===========

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                   (Continued)


                                                                                           1997                 1996
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Deferred compensation related to issuance of stock options                          $        --          $   118,750
                                                                                       ===========          ===========
   Equipment acquired under capital lease                                              $   262,800          $    25,876
                                                                                       ===========          ===========
   Common stock issued for services                                                    $        --          $    50,000
                                                                                       ===========          ===========
   Common stock issued for Las Vegas Golf Center, LLC purchase option                  $        --          $    72,000
                                                                                       ===========          ===========
   Lapse of deferred compensation upon termination of employment                       $    84,820          $        --
                                                                                       ===========          ===========
   Inconnection with the sale of Forest Lakes Limited Partnership in fiscal
     1996 (see Note 2), the following noncash transaction occurred-
     Book value of assets sold                                                         $        --          $ 3,038,736
     Payment of partnership liabilities                                                         --           (3,328,105)
                                                                                       -----------          -----------

           Investment                                                                           --             (289,369)

     Net proceeds from sale of Forest Lakes Limited Partnership                                 --             (499,577)
                                                                                       -----------          -----------

            Gross gain on sale of Forest Lakes Limited Partnership                              --             (788,946)

     Minority interest                                                                          --              349,946
                                                                                       -----------          -----------

            Gain on sale of Forest Lakes Limited Partnership                           $        --          $  (439,000)
                                                                                       ===========          ===========

   In connection with the acquisition of the 21.5% and 48.5% interests in the
   Las Vegas Golf Center, LLC in fiscal 1996 (see Note 2), the following noncash transaction occurred-
     Fair value of assets acquired                                                     $   (72,000)         $(3,197,068)
     Common stock issued                                                                    72,000            1,177,821
     Consideration payable                                                                      --              380,000
                                                                                       -----------          -----------

            Cash paid for interest in the Las Vegas Golf Center, LLC                   $        --          $(1,639,247)
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest (net of capitalized interest of $144,913 and $128,971, respectively)     $   793,288          $   738,446
                                                                                       ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997




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

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. (The Badlands), which was established in 1995, and is located in Las Vegas, Nevada. For the period from January 1995 through December 16, 1996 (the ownership period), the Company owned a majority (53.5%) interest in the Forest Lakes Limited Partnership (Forest Lakes). Accordingly, the financial information presented herein includes the revenue and expense of Forest Lakes during the ownership period. The Company sold its interest in Forest Lakes on December 16, 1996 (Note 2(a)). All significant intercompany transactions and balances have been eliminated in consolidation. See Note 9-- Subsequent Events.

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

       (b)    Concentrations of Risk

              Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements, except for the loan guarantee discussed in Note 7(b) of commitment and contingencies.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (c)    Cash and Cash Equivalents

              The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       (d)    Inventories

              Inventories are stated at the lower of cost or market, and consist of food and beverage, golf equipment, clothing and accessories, all sold at retail.

       (e)    Property, Equipment and Depreciation

              Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Interest costs, during the construction period, on borrowings used to finance construction of facilities are included in the cost of the constructed facilities.

              Property, equipment and accumulated depreciation consist of the following at December 31, 1997 and 1996:

                                                                                ESTIMATED
                                                                                 USEFUL
                                                   1997           1996            LIVES

         Land improvements                     $11,406,045     $ 7,308,935     15-40 years
         Buildings                               2,634,228       2,632,228      31.5 years
         Golf carts and equipment                  835,357         527,175      3-15 years
         Furniture, fixtures and equipment         192,433         180,461       5-7 years
         Office and computer equipment             119,939         114,651         5 years
         Leasehold improvements                     12,559          12,559         3 years
                                               -----------     -----------

                                                15,200,561      10,776,009

         Less--Accumulated depreciation            849,240         402,084
                                               -----------     -----------

                                               $14,351,321     $10,373,925
                                               ===========     ===========

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (f)    Construction in Progress

              At December 31, 1997, construction in progress consisted of design, construction and other costs incurred in connection with the design, engineering and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas (see Note 2(b)).

       (g)    Other Assets

              Other assets consist of the following at December 31, 1997 and 1996:

                                                                                     1997            1996

                Deferred debt financing costs, net of accumulated amortization    $  172,828      $  224,036
                   of $84,510 and $33,043, respectively
                Organization costs, net of accumulated amortization of $22,175        11,943          18,765
                   and $15,353, respectively
                Las Vegas Golf Center, LLC purchase option                                 -          72,000
                Deposits                                                              75,503          73,513
                Other                                                                  1,904           1,642
                                                                                  ----------      ----------

                                                                                  $  262,178      $  389,956
                                                                                  ==========      ==========

              Deferred financing costs consist of costs incurred in connection with the Badlands financing agreements (see Note 3(c)), which are being amortized over the five-year initial term of the loans. Organization costs at December 31, 1997 and 1996, consist of legal and other costs incurred in connection with the organization of the Company. These costs are being amortized using the straight-line method over five years.

       (h)    Net Revenues

              Net revenues consists primarily of green fees, membership dues, golf cart rental fees, golf course management and development fees, food and beverage sales and pro shop merchandise sales. Deferred revenues consist of prepaid membership dues, which are recognized ratably over the term of the membership.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (i)    Net (Loss) Income per Common and Common Equivalent Share

              In 1997, the Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earning per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. The dilutive effect of potential common shares in 1997, consisting of outstanding stock options is determined using the treasury method and the if-converted method, respectively, in accordance with SFAS No.
              128. Diluted weighted average shares outstanding for 1997 and 1996 exclude the potential common shares from stock options because to do so would have been antidilutive for the years presented. Calculations of basic, dilutive and pro forma diluted net (loss) income per common share and potential common share are as follows:

                                                                          1997              1996

                 Net (loss) income                                    $ (2,348,175)     $  1,048,196
                                                                      ============      ============

                 Weighted average common shares outstanding              3,734,046         2,937,834

                 Potential common shares related to stock options               --           743,827
                                                                      ------------      ------------

                 Diluted weighted average shares                         3,734,046         3,681,661
                                                                      ============      ============

                 Basic net (loss) income per common share             $      (0.63)     $       0.36
                                                                      ============      ============
                 Diluted net (loss) income per share and
                 potential common share                               $      (0.63)     $       0.28
                                                                      ============      ============

       (j)    Common Stock

              Shares issued and outstanding at December 31, 1997 include 161,644 shares to be issued in January 1998 in accordance with the Company's purchase of the 21.5% interest in the Las Vegas Golf Center, LLC, a Delaware limited liability company (the LLC), during 1996 (see Note 2(c)). However, the issuance of these shares has been delayed pending the outcome of legal action brought by the Company against the prior owners of the LLC (see Note 9(b)).

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

       (k)    Recently Issued Accounting Standards

              The Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, and is required to be adopted by the Company no later than fiscal year 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. The Company plans to adopt this statement in the first quarter of fiscal year 1998.

              The FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted by the Company no later than fiscal year 1998. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based upon any manner in which management disaggregates the Company. Such segments could include products and services, geography, legal structure and management structure. The Company plans to adopt this statement in the first quarter of 1998.

(2)    ACQUISITIONS AND SALES

       (a)    Sale of Forest Lakes Partnership Interest

              In January 1995, the Company acquired a combined 53.5% interest in Forest Lakes.

              On December 16, 1996, the Company sold its interest in Forest Lakes. The sale was structured as a sale of substantially all of the assets of Forest Lakes Limited Partnership. The buyer was BST Associates, an Illinois general partnership. The cash purchase price was $4,000,000 paid at closing. Broker commissions and direct costs relating to the sale totaled $172,318 and proceeds allocated to retire Partnership liabilities totaled $3,328,105, resulting in net sale proceeds to the Partnership of $499,577.

              Under the terms of the Forest Lakes Limited Partnership Agreement, the sale of all of the Partnership's property and the conversion of all proceeds into cash requires that the Partnership be dissolved. Accordingly, as General Partner, the Company dissolved the Partnership and caused a distribution of all available cash proceeds to the partners during 1997.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (b)    Proposed Golf Course Development--McKinney, Texas

              During March 1996, the Company signed a purchase and sale agreement and related documents for the proposed development of an 18-hole championship golf facility (the Property) located within the Stonebridge Ranch Development in McKinney, Texas, approximately 25 miles north of Dallas.

              In November 1996, the original property owner of Stonebridge Ranch Development sold their interest in the entire development. The Company is currently negotiating with the new owners to assign the Company's rights to develop the property to the new owners. In consideration, the new owners agree to reimburse the Company's actual costs incurred to date and to assume certain unpaid liabilities related to this development. As of December 31, 1997, the Company has capitalized approximately $323,100 related to this development, which is included in construction in process.

       (c)    Purchase and Sale of Investment in Las Vegas Golf Center, LLC

              On December 31, 1996, the Company acquired a 21.5% interest and a 48.5% interest, and subsequently sold the 48.5% interest in 1997, in the Las Vegas Golf Center (the Center), a golf practice facility located in Las Vegas, Nevada. The Center is situated on approximately 42 acres of land leased from Clark County, Nevada. The Center is owned by the LLC. The Center includes a driving range with approximately 120 tee stations on two tiers, a golf school teaching area and a 6,500 sq. ft. clubhouse. The Center opened for business on January 17, 1997.

              The Company acquired a 21.5% interest in the LLC from unrelated individual shareholders of Golf Centers of America, Inc., a California corporation, for an aggregate purchase price of $400,000 cash consideration, and 323,289 shares of the Company's common stock, $.001 par value per share (STPD Shares), payable as follows:

                  Cash Consideration       $20,000 paid on December 13, 1996
                                           $180,000 paid on January 15, 1997
                                           $200,000 payable on or before January 15, 1998

                  STPD Shares              161,645 shares issued on January 15, 1997
                                           161,644 shares to be issued on or before January 15, 1998

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              As of December 31, 1997 and 1996, the Company has capitalized $1,057,242 and $1,029,075 related to this investment, which is included in investment in golf facilities on the accompanying balance sheet as of December 31, 1997 and 1996.

              The Company also acquired an additional 48.5% interest in the LLC from unrelated individual shareholders of Selleck Properties, Inc., a California corporation, for an aggregate purchase price of $1,532,050 cash consideration, and 369,547 shares of the Company's common stock, $.001 par value per share.

              All of the shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. Because the STPD Shares are restricted, the Company obtained an independent appraisal valuing the STPD Shares at a discount from their traded fair value at the transaction date. The Company has used a 20% discount in recording the value of the STPD Shares issued. The Company has granted the sellers of the interests the right to demand registration of their common stock on a Form S-3 registration statement or similar form at any time after May 1, 1997. The Company received this request during May 1997 and filed a registration statement that became effective in August 1997. The sellers of the 21.5% interest and 48.5% interest have agreed, pursuant to shareholder agreements, to vote their common stock for the slate of directors proposed by management of the Company through December 31, 1998 (in the case of the 21.5% interest) or the first to occur of (i) June 30, 1999, or (ii) the date on which Stanton V. Abrams ceases to serve as the President and Chief Executive Officer of the Company (in the case of the 48.5% interest).

              Immediately following the acquisition of the 48.5% interests, the Company sold a 48.5% interest in the LLC to Paul Fireman, an individual investor and Company stockholder, for cash consideration of $2,167,953. In addition, the Company received a $200,000 consulting fee from Fireman in consideration of certain services rendered in connection with the structuring and implementation of the transaction, as well as for arranging certain financing for the LLC. This fee has been included in revenue in the accompanying consolidated statement of operations for the year ended December 31, 1996. See Note 8(b)--Related Party Transactions.

              In consideration of 50,000 shares of common stock of the Company, $.001 par value per share, the Company shall have the option to purchase from Paul Fireman a 13.5% interest in the LLC (the Option). The Company did not exercise the Option on or before December 31, 1997. If the Company had exercised the option, the price for a 13.5% LLC interest would have been $900,000. If the Company exercises the Option after December 31, 1997 but on or before December 31, 1998, the price for a 13.5% LLC interest shall be $1,075,000. If the Company exercises the Option after December 31, 1998 but on or before December 31, 1999, the price for

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              a 13.5% LLC interest shall be $1,350,000. In 1997, the Company wrote off the carrying values of the option because it has no intent to exercise.

              Additionally, in consideration of certain consulting services and modification of existing contractual rights relating to the acquisition of the Company's 21.5% membership interest in the LLC and the financing of the golf practice facility owned and operated by the LLC, the Company issued in May 1997 to the Ranchito Company, LLC (Ranchito), 50,000 shares of common stock of the Company. Ranchito is the owner of the remaining 30% membership interest in the LLC that was not acquired on December 31, 1996.

              The Company has been designated the Managing Member of the LLC, and shall be responsible for the day-to-day management, marketing and operation of the Center. The Company shall receive a management fee equal to 5% of gross revenues generated by the LLC as compensation under the terms of the management agreement and shall also be reimbursed for certain accounting and out-of-pocket expenses. The Company has also agreed to provide accounting services to the LLC at $1,200 per month. During 1997, the Company recognized approximately $35,600 of management fees and approximately $18,000 of accounting fees from the LLC (see Note 7(b)).

(3)    GOLF COURSE DEVELOPMENT COSTS

       In connection with the original eighteen whole facility at the Badlands Golf Club, which was completed in October 1995, and the additional nine holes, which were completed in September, 1997, the Company has entered into the following significant contracts and agreements:

       (a)    Badlands Land Lease Agreement

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

              During June 1996, the Company leased an additional 67 acres abutting The Badlands, which was used to develop an additional nine holes that was completed in September 1997. The term of the lease will be co-terminous with the existing lease, expiring in July 2045, with four 10-year extension options. The lease requires minimum rental payments of $120,000 per annum,

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)

              commencing on October 1, 1997 with an increase every three years based on the increase in the Consumer Price Index.

              Both leases contain a contingent rental clause requiring the Company to pay an amount equal to the amount by which 6% of annual gross receipts, as defined, at The Badlands exceeds the minimum annual rental of $360,000. The lease also requires the Company to pay real estate taxes, assessments and other charges in connection with the leased property. Total rent expense related to the land agreements were $324,248 and $240,000 for the years ended December 31, 1997 and 1996, respectively.

              Minimum payments required under The Badlands two land lease agreements are as follows:

                                                      18 HOLES      9 HOLES         TOTAL
                 Year ended December 31,
                    1998                            $    240,000  $   120,000   $    360,000
                    1999                                 240,000      120,000        360,000
                    2000                                 240,000      120,000        360,000
                    2001                                 240,000      120,000        360,000
                    2002                                 240,000      120,000        360,000
                    Thereafter                        10,200,000    5,100,000     15,300,000
                                                    ------------  -----------   ------------

                          Total                     $ 11,400,000  $ 5,700,000   $ 17,100,000
                                                    ============  ===========   ============

       (b)    Water Rights Agreement

              The Company has purchased 399 acre-feet of water rights under a water rights agreement (the Agreement) for use at The Badlands. The Agreement requires the Company to pay $13,300 per month commencing on July 1, 1995 and continuing for 10 years through July 2005. The obligation under the water rights agreement has been capitalized in the accompanying consolidated balance sheets. The capitalized water rights will not be amortized since the asset has an indefinite and indeterminable life span and is transferable by the Company subject to certain restrictions in the Agreement.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              As of December 31, 1997, future minimum payments under the water rights agreement are as follows:

                 Year ended December 31,
                    1998                                                            $  159,600
                    1999                                                               159,600
                    2000                                                               159,600
                    2001                                                               159,600
                    2002                                                               159,600
                    Thereafter                                                         399,000
                                                                                    ----------

                          Total obligation under the water rights agreement          1,197,000

                 Less--Amount representing interest calculated at the
                 Company's incremental borrowing rate                                  327,507
                                                                                    ----------

                          Present value of minimum payments                            869,493

                 Less--Current obligation                                               85,186

                          Long-term obligation                                      $  784,307
                                                                                    ==========

       (c)    Construction and Term Loan Agreements

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

              In November 1996, the Company entered into a $5,000,000 construction and permanent loan agreement (the construction loan) with NationsCredit for development of an additional nine holes at The Badlands. The construction loan provided for up to $4,000,000 for construction and other indirect costs associated with the development of the additional nine holes at The Badlands, and also provides for the availability of up to $1,000,000 in Earnout Advances. In

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              January 1998, the Company had qualified for $750,000 of the Earnout Advance and borrowed approximately $435,000. The remaining earnout funds will be made available to the Company over a period of thirty months following the loan closing so long as certain operating results at The Badlands are achieved, including minimum debt service coverage ratios and other revenue and cash flow criteria, as defined in the loan agreement. The construction loan is subject to a 20-year amortization, which began on December 1, 1996 and has a fixed interest rate of 10.95%.

              The loan term for each of the NationsCredit loans is five years with the remaining principal due at maturity on December 1, 2001; however, the Company may extend the term of each loan for an additional five years upon payment of an extension fee of .5% of the outstanding balance due and assuming the Company meets certain terms and conditions, as defined in the agreements. Borrowings are collateralized by a Deed of Trust and a security interest in substantially all assets of The Badlands. Each loan is cross-collateralized and cross-defaulted with the other.

(4)    LONG-TERM DEBT

       Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                                    1997             1996

          Mortgage note payable to NationsCredit, secured by The Badlands
          (see Note 3(c)), interest is at 10.78%, with principal and interest of approximately $47,800 due monthly, with the balance due at
          maturity on December 1, 2001                                          $ 4,875,067      $ 4,807,188

          Construction note payable to NationsCredit, secured by The Badlands
          (see Note 3(c)), interest is at 10.95%, with principal and interest of approximately $48,250 due monthly, with the balance due at
          maturity on December 1, 2001                                            3,859,012          205,364

          Capital lease obligation for turf maintenance and other equipment, principal and interest payments of approximately $12,660 due
          monthly, final maturity date of September 30, 1999                        239,787          356,729

          Capital lease obligation for furniture, fixtures and other equipment, principal and interest payments of approximately $3,995
          due monthly, final maturity date of January 1, 2002                       156,050          188,093

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



          Capital lease obligation for equipment principal and interest payments of approximately $1,040 due monthly, final maturity date
          of June 13, 2001                                                      $    39,227      $         -

          Capital lease obligation for equipment principal and interest payments of approximately $130 due monthly, final maturity date of
          May 31, 2002                                                                5,434                -

          Capital lease obligation for turf maintenance and other equipment principal and interest payments of approximately $4,460 due
          monthly, final maturity date of June 1, 2002                              192,793                -

          Capital lease obligation for telephone equipment, principal and interest payments of approximately $595 due monthly, final maturity
          date of September 11, 2001                                                 19,922      $    24,318

          Unsecured line of credit, with interest at the prime rate (8.5% at
          December 31, 1997) plus 1.5%, final maturity date of October 31,
          1998                                                                      500,000        1,399,758
                                                                                -----------      -----------

                   Total debt                                                     9,887,292        6,981,450

          Less--Current portion                                                     890,310        1,711,745
                                                                                -----------      -----------

                   Total long-term debt                                         $ 8,996,982      $ 5,269,705
                                                                                ===========      ===========

       On October 1, 1997, the Company entered into a credit agreement with a commercial bank for an unsecured line of credit of $500,000, expiring October 31, 1998. Borrowings under the agreement bear interest at the prime rate plus 1.5%.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       Future maturities of long-term debt as of December 31, 1997 are as follows:

                                          NOTES         CAPITAL
                                         PAYABLE         LEASES         TOTAL

                1998                   $   681,136    $   209,174    $   890,310
                1999                       198,104        201,299        399,403
                2000                       223,056        102,611        325,667
                2001                     8,131,783        109,519      8,241,302
                2002                             -         30,610         30,610
                                       -----------    -----------    -----------

                        Total          $ 9,234,079    $   653,213    $ 9,887,292
                                       ===========    ===========    ===========

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

              During 1996, the Company issued 742,836 shares of common stock in connection with the purchase and sale of investment in the Las Vegas Golf Center, LLC (LVGC) discussed in Note 2(c). In addition, the Company issued 25,000 shares to Johnny Miller Design, Ltd. for design services rendered at The Badlands.

              During 1997, the Company issued an additional 50,000 shares of common stock in connection with the purchase of the investment in the LVGC, discussed in Note 2(c).

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (b)    Underwriter's Warrants

              In connection with the Company's initial public offering in November 1994, the Company issued 160,000 warrants to the underwriter (the Underwriter's Warrants). Each Underwriter's Warrant entitles the Underwriter to purchase one share of common stock for $7.25 and one warrant for $.15.

       (c)    Overallotment Option

              In addition to the Underwriter's Warrants, the Company granted an overallotment option (the Overallotment Option) to the Underwriter. The Overallotment Option entitled the Underwriter to purchase additional shares of common stock and/or additional warrants at the public offering price less the underwriting discounts and commissions, as defined. In December 1994, the Underwriter exercised its option and purchased 153,200 warrants for $13,351 net of discounts and commissions.

       (d)    Preferred Stock

              The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       (e)    Stock Option Plans

              On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan (the Employee Plan) that provides for the granting of nonqualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices determined by the Compensation Committee of the Board of Directors. Under the Employee Plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed 10 years. At December 31, 1997, 195,000 options have been granted under this plan. During 1997, three of the employees who had been granted options under the plan resigned from the Company, resulting in the termination of 131,428 options. For the remaining options granted under the Employee Plan, 35,000 options had an exercise price of $2.1875 per share, the fair market value on the date of grant and vest in five annual equal installments beginning in December 1997. At December 31, 1997, 7,000 of these options had vested. The terms of the other remaining 28,572 options issued under the Employee Plan are detailed in Note 5(g).

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              On November 10, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan (the Nonemployee Plan) which was subsequently ratified by the shareholders. Under the Nonemployee Plan, options for a maximum of 200,000 shares of common stock may be granted. On December 11, 1996, the Compensation Committee granted stock options for the purchase of 40,000 shares of common stock to four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.1875 per share, the fair market value on the date of grant and vested immediately. On January 1, 1997, the Compensation Committee granted stock options for the purchase of an additional 20,000 shares of common stock to the four members of the Board of Directors under the Nonemployee Plan. The options were granted with an exercise price of $2.125 per share, the fair market value on the date of grant, and vested immediately.

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

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              At December 31, 1996, 555,555 (representing 50%) of the management stock options vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the Benchmarks, as described in the option agreements. The Board voted to accept the optionholders' delay of 10% of their vested option shares and to replace the Benchmarks with an extended vesting schedule, based on continued employment by the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested as of December 31, 1996, and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998 and 1999. At the time these options are exercised the proceeds will be credited to the additional paid-in capital account. Except under the circumstances described below, this change will result in no further charges or credits against earnings related to the management options. During 1997, one of the officers, who had been granted a total of 55,555 options, resigned. As of December 31, 1997, a total of 22,222 (or 40%) of the officer's options had vested. Accordingly, during the year ended December 31 1997, the Company recorded a $37,500 noncash compensation credit to reverse the compensation expense related to the unvested options.

              The following is a summary of all stock option activity during the two years ended December 31, 1997:

                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                          NUMBER OF         OPTION          OPTION
                                                            SHARES           PRICE           PRICE

                 Outstanding, December 31, 1995            1,111,111         $1.00          $  1.00
                    Granted                                  235,000        1.00-2.19          1.68
                                                           ---------    -------------       -------

                 Outstanding, December 31, 1996            1,346,111    $   1.00-2.19       $  1.12
                   Granted                                    20,000        2.125             2.125
                   Terminated                               (164,761)       1.00-2.19          1.43
                                                           ---------    -------------       -------

                 Outstanding, December 31, 1997            1,201,350    $   1.00-2.19       $  1.09
                                                           =========    =============       =======

                 Exercisable, December 31, 1997              751,128    $   1.00-2.19       $  1.10
                                                           =========    =============       =======

              In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              the statement of income or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25 and elect the disclosure only alternative under SFAS No. 123 for options granted in 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. Based on the use of the Black-Scholes option pricing model, options granted in 1997 with an exercise price of $2.125 had a fair value of $1.77. The weighted average assumptions are as follows:

                                                      1997              1996

                   Risk-free interest rate            6.45%             6.2%
                   Expected dividend yield              -                -
                   Expected lives                    7 years          7 years
                   Expected volatility                94.0%            63.5%

              Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been (increased) reduced to the following pro forma amounts:

                                                                        1997             1996

                   Net (loss) income             As reported       $ (2,348,175)     $ 1,048,196
                                                 Pro forma           (2,414,906)         974,284

                   Net (loss) income per share   As reported       $      (0.63)     $      0.28
                                                 Pro forma                (0.65)            0.26

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

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              At December 31, 1996, the Company recorded a charge to deferred compensation and a corresponding credit to additional paid-in capital in the amount of $89,062, net of amortization, which represents the difference between the market price of the Company's common stock on December 11, 1996, the date of the option grant ($2.1875) and the exercise price of $1.00 per share, multiplied by the number of shares subject to the option (100,000). During 1997, the officer resigned from the Company, resulting in no future vesting of these options. As of December 31, 1997, a total of 28,572 shares had vested. Accordingly, for the years ended December 31, 1997 and 1996, the Company recorded a noncash compensation charge of $4,242 and $29,668, respectively with a corresponding reduction of deferred compensation to reflect the pro rata recognition of expense for the 24-month period beginning March 1995 and ending March 1997.

(6)    INCOME TAXES

       At December 31, 1997, the Company had a net operating loss carryforward available for federal tax purposes of approximately $3,300,000 with expiration dates beginning in 2009.

       The deferred tax asset consists of the following components at December 31, 1997 and 1996:

                                                         1997           1996

            Net operating loss carryforwards         $ 1,143,000     $  458,000
            Timing differences                            26,000        250,000
                                                     -----------     ----------

                                                       1,169,000        708,000

            Valuation allowance                       (1,169,000)      (708,000)
                                                     -----------     ----------

                                                     $         -     $        -
                                                     ===========     ==========

       Net operating loss carryforwards may be limited in the event of certain changes in ownership interests of significant stockholders.

       A full valuation allowance has been provided due to the uncertainty surrounding the realization of the deferred tax asset.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


(7)    COMMITMENTS AND CONTINGENCIES

       (a)    Operating Leases

              The Company has entered into various leases for office space, office and golf equipment, golf carts and telephone systems all under noncancelable operating leases that expire at various dates through September 2005. Rent expense under these leases was approximately $543,000 and $472,000 in 1997 and 1996, respectively. Approximate future minimum lease payments for all operating leases as of December 31, 1997 are as follows:

                     1998                                      $   223,000
                     1999                                          217,000
                     2000                                          146,000
                     2001                                          111,000
                     2002                                           56,000
                     Thereafter                                     10,000
                                                               -----------

                              Total                            $   763,000
                                                               ===========

       (b)    Loan Guarantee--Las Vegas Golf Center, LLC

              During 1997, the LLC, an affiliate of the Company (see Note 2(c)), entered into a $4,000,000 construction and permanent loan agreement (the Agreement) with US Bank of Nevada, for the purpose of paying certain costs incurred in constructing a golf driving range located in Las Vegas, Nevada. Under the terms of the Agreement, the loan is collateralized against substantially all of the assets of the LLC and the personal guarantees of the Company and Lod Cook, joint and severally, and Paul Fireman limited to $1,500,000.

(8)    RELATED PARTY TRANSACTIONS

       (a)    Golftown Driving Range

              During July 1996, the Company entered into an agreement with Golftown, Inc. (Golftown), a Massachusetts corporation, which is the owner and operator of a driving range facility (the Facility) in Saugus, Massachusetts. The Company has agreed to guaranty a loan in an amount of $295,000 made to Golftown, in exchange for a 25% equity interest in Golftown. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of a default, the Company may assume day-to-day

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              management of the Facility and receive a management fee for such services in addition to its 25% interest in Facility profits. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interest of Golftown, which pledge becomes effective in the event of a default under the loan being guaranteed by the Company. The President and majority stockholder of Golftown, Inc. is Jeffrey Abrams, the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. The driving range opened to the general public during August 1996. In 1997, various capital contributions were drawn from Golftown's stockholders and the Company invested approximately $17,500 which was not sufficient to maintain its equity ownership resulting in a reduced ownership interest of 21.8% at the end of the calendar year. As of December 31, 1997, the Company had written down its investment to zero to reflect the Company's portion of the loss incurred by Golftown.

       (b)    Las Vegas Golf Center, LLC

              During December 1996, the Company acquired, and simultaneously sold, a 48.5% interest in the LLC to Paul Fireman, a significant shareholder of the Company, who owned 205,000 shares of the outstanding common stock of the Company at December 31, 1996. In consideration of 50,000 shares of the common stock of the Company issued to Mr. Fireman, the Company retained an option to repurchase up to a maximum 13.5% interest in the LLC (see Note 2(c)). In addition, the Company entered into a consulting agreement with Mr. Fireman for services rendered in connection with the structuring and implementation of the transaction, as well as for arranging certain financing for the LLC. Included in net revenues of the Company for 1996 is $200,000 related to this consulting agreement. Included in equity in losses of unconsolidated affiliate for the Company for 1997 is the Company's share of the LLC's 1997 loss ($190,331). In addition, the Company wrote off the carrying values of the option.

(9)    SUBSEQUENT EVENTS

       (a) Management Agreement--Harbor Links Golf Course of North Hempstead, New York

              Effective January 27, 1998, the Company entered into a Golf Facilities Management Agreement (the Management Agreement) with the Town of North Hempstead in New York (the Town). The Town is constructing a new municipal golf facility in the Town of Hempstead, New York which will include an 18-hole golf course, a 9-hole executive golf course, driving range, clubhouse, maintenance building, practice and learning center, parking lot and related golf facilities, five athletic fields, the surrounding cliff areas and at the discretion of the Town, a miniature golf course, collectively referred to as the "Facility." The Company is engaged to manage the

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


              Facility for the Town including but not limited to marketing, maintaining the golf course, clubhouse and golf facilities. The Company is required to provide the Town a performance bond at the Town's expense (with respect to the premiums) in an amount not less than $1,000,000, which secures the operational and other responsibilities of the Company and an initial capital contribution to the Facility of $1,000,000 on July 1, 1998 (or such later date as the Town shall, in its sole discretion, decide and so notify the Company) under the Agreement. The Company is entitled to receive a return of the initial capital contribution in five equal annual installments of $200,000 payable on March 1 of each year commencing March 1, 2001. The Company is also entitled to receive interest on the outstanding portion of such initial capital contribution, which has not been returned to the Company at an interest rate equal to the lesser of 2% above the prime rate as reported by the Federal Reserve Bank or the actual interest rate paid by the Company on financing obtained to fund the initial capital contribution to the facility. Payment of such interest shall be made quarterly in arrears commencing March 1, 1999. In consideration for the management services to be provided by the Company, the Town is required to compensate the Company a base amount of $125,000 per annum including actual out-of-pocket costs commencing 60 days prior to the opening of the Facility, which is anticipated in the summer of 1998. The base amount shall increase by $25,000 every three years starting in 1999 and additional incentive management fee payable starting in 1999 equal to 10% of the base amount, if the gross revenue for the immediately preceding calendar year exceeds a specified threshold amount for the preceding calendar year. The agreement, which has a 10-year term, expiring on December 31, 2007, can be terminated yearly by the Town upon 30 days' notice to the Company.

       (b)    Pending Litigation

              On March 3, 1998, the Company brought an action against unrelated individual shareholders of Golf Centers of America, Inc., a California corporation (the Sellers), seeking damages and declaratory relief and alleging breach of contract, fraud and misrepresentation and breach of warranty under the terms of an agreement dated November 29, 1996, between the Sellers and the Company by which the Company purchased the Sellers' membership interest in the LLC (see Note 2(c)). The Company expects the Sellers to defend the Complaint with counterclaims seeking to require the Company to make a payment due under the Agreement in the amount of approximately $200,000 (see Note 2(c)) and to deliver certain shares of stock of the Company which were due to be issued by January 15, 1998 (see Note 1(j)).

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


       (c)    Proposal to Purchase The Badlands Golf Club

              On March 6, 1998, the Company announced that it has received a proposal from an outside party to purchase The Badlands, and that it has engaged an investment banking firm to assist the Company in evaluating this proposal, and to assess additional strategic alternatives. Accordingly, the Company's current business strategy is to concentrate its efforts on evaluating this potential sale transaction and has temporarily suspended the pursuit of any new development deals and will concentrate its efforts on its existing owned and managed properties. There can be no assurance that any transaction will be agreed or consummated as a result of the other party pursuing this purchase proposal.