Form 10QSB
period 1998-03-31
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1998-05-15
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [ ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1998

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

             822 Boylston Street, Suite 300, Chestnut Hill, Ma 02167
             -------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

YES  X               NO
    ---                 ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              3,751,169 Shares of Common Stock, as of May 12, 1998

Transitional Small Business Issuer Format (check one):

YES                  NO  X
    ---                 ---

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED


================================================================================
                                                                       March 31
                                                                         1998
================================================================================
ASSETS

CURRENT:
       Cash and cash equivalents                                    $   294,746
       Interest and other receivables                                   175,117
       Inventories                                                      122,579
       Prepaid expenses and other current assets                         84,893
                                                                    -----------
            Total current assets                                        677,335
                                                                    -----------

PROPERTY AND EQUIPMENT:
       Property and equipment, net of accumulated depreciation       14,220,513
       Construction in progress                                         323,580
                                                                    -----------
            Property and equipment, net                              14,544,093
                                                                    -----------

OTHER ASSETS:
       Restricted cash                                                   22,925
       Water rights                                                   1,051,992
       Investment in golf facilities                                  1,057,241
       Other assets                                                     250,106
                                                                    -----------
            Total other assets                                        2,382,264
                                                                    -----------

                                                                    $17,603,692
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                        $ 1,190,821
       Current portion of long term debt                                870,855
       Current portion of obligation under water-rights agreement        87,141
       Deferred revenues                                                139,080
                                                                    -----------
            Total current liabilities                                 2,287,897
                                                                    -----------

LONG TERM LIABILITIES:
       Obligation under water rights agreement                          761,796
       Long term debt                                                 9,326,720
       Other long term liabilities                                      645,000
                                                                    -----------
            Total long-term liabilities                              10,733,516
                                                                    -----------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.10 par value; 5,000,000 shares
       authorized Common stock, $.001 par value;
       15,000,000 shares authorized; 3,751,169 shares
       issued and outstanding                                             3,751
       Additional paid-in capital                                     8,949,973
       Management options                                             1,212,500
       Accumulated deficit                                           (5,583,945)
                                                                    -----------

            Total stockholders' equity                                4,582,279
                                                                    -----------

                                                                    $17,603,692
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1998 AND 1997
                                    UNAUDITED

                                                     Three Month     Three Month
                                                    Period Ended     Period Ended
                                                   March 31, 1998   March 31, 1997
================================================================================

REVENUES                                              $1,800,823     $1,364,782

COSTS AND EXPENSES:

  Operating, general and administrative                1,400,332      1,081,077
                                                      ----------     ----------

  Operating income (loss)                                400,491        283,705

  Interest income                                            245         11,098
  Interest expense                                      (291,432)      (187,909)
                                                      ----------     ----------

  Income (loss) before equity in losses from
    unconsolidated affiliate                             109,304        106,894

  Equity in losses of unconsolidated affiliate           (43,000)       (38,000)
                                                      ----------     ----------

  NET INCOME (LOSS)                                   $   66,304     $   68,894
                                                      ==========     ==========

  Net income (loss) per common and common
    equivalent share:

    Basic                                             $     0.02     $     0.02
                                                      ==========     ==========

    Diluted                                           $     0.02     $     0.02
                                                      ==========     ==========

  Weighted average number of common and common equivalent shares outstanding:

    Basic                                              3,751,169      3,701,169
                                                      ==========     ==========

    Diluted                                            4,172,661      4,108,250
                                                      ==========     ==========





   The accompanying notes are an integral part of these financial statements.

                     SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE QUARTERLY PERIODS ENDED MARCH 31, 1998 AND 1997
                                   UNAUDITED


                                                            Three Month    Three Month
                                                           Period Ended    Period Ended
                                                          March 31, 1998  March 31, 1997
========================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $  66,304      $    68,894
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                             153,726          115,172
     Noncash compensation charge                                     0            4,242
     Noncash equity in losses of Las Vegas Golf Center          43,000           38,000
     Distributions to minority interests in Forest Lakes             0         (349,946)
     Changes in assets and liabilities:
       Interest and other receivables                           (6,030)       1,034,025
       Prepaid expenses and other assets                       (43,881)          16,249
       Inventories                                              67,072           (8,269)
       Deferred Revenue                                        (35,139)         (15,929)
       Accounts payable and accrued expenses                  (365,862)        (569,570)
                                                             ---------      -----------

  Cash provided by (used in) operating activities             (120,810)         332,868
                                                             ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (8,346)         (10,329)
  Golf course development costs capitalized                          0         (673,838)
  Investment in unconsolidated affiliate                       (43,000)               0
                                                             ---------      -----------

  Net cash provided by (used in) investing activities          (51,346)        (684,167)
                                                             ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long term debt                                 435,383          782,625
  Repayment of long term debt                                 (145,655)      (1,495,490)
                                                             ---------      -----------

  Net cash provided by (used in) financing activities          289,728         (712,865)
                                                             ---------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $ 117,572      ($1,064,164)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               $ 177,174      $ 1,585,611
                                                             ---------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 294,746      $   521,447
                                                             ---------      -----------




The accompanying notes are an integral part of these financial statements.

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998



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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Badlands Golf Club, Inc. ("The Badlands"), which was established in 1995, and is located in Las Vegas, Nevada. All significant intercompany transactions and balances have been eliminated in consolidation. (See Note 10 - Subsequent Event - Merger Agreement.)

On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the first quarter of 1998, the Company recorded a $43,000 loss representing the Company's pro rata share in the Center's start-up operating losses. Also, during the first quarter of 1998, the Company made an additional capital contribution to the Center in the amount of $43,000. At March 31, 1998 the Company had capitalized $1,057,241 related to this investment, which is carried as Investment in Golf Facilities on the accompanying balance sheet.

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

Interim Financial Statements

The accompanying financial statements have been prepared and presented by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of March 31, 1998, and results of operations for the three month periods ended March 31, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

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

Concentration of Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instrument with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such a foreign exchange contracts, options contracts or other foreign hedging arrangements, except for the loan guarantee discussed in Note 8 of commitment and contingencies.

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

Construction In Progress

At March 31, 1998, construction in progress consisted of design, construction and other costs incurred in connection with the design, engineering and planning costs incurred in connection with the Company's planned golf course development project in McKinney, Texas (see Note 2).

Revenue

Revenue consists primarily of green fees, membership dues, golf cart rental fees, golf course management and development fees, revenue from food and beverage sales, and pro shop merchandise sales. Deferred revenue consists of prepaid membership dues which are recognized ratably over the term of the membership.

Net Income (Loss) per Common and Common Equivalent Share

In 1997, the Company adopted SFAS No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earning per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 retroactively to all periods presented. The dilutive effect of potential common shares consisting of outstanding stock options is determined using the treasury methods and the if-converted methods, respectively, in accordance with SFAS No. 128. Calculations of basic, dilutive and pro forma diluted net (loss) income per common share are as follows:

                                                         March 31,     March 31,
                                                           1998          1997
                                                        ----------    ----------

    Net (loss) income                                   $   66,304    $   68,894
                                                        ==========    ==========

    Weighted average common shares outstanding           3,751,169     3,701,169
    Potential common shares related to stock options       421,492       407,081
                                                         ---------     ---------
    Diluted weighted average shares                      4,172,661     4,108,250
                                                        ==========    ==========

    Basic net (loss) income per common share            $      .02    $      .02
                                                        ==========    ==========

    Diluted net (loss) income per share and
    potential common share                              $      .02    $      .02
                                                        ==========    ==========

Common Stock

Shares issued and outstanding at March 31, 1998 include 161,644 shares to be issued in January 1998 in accordance with the Company's purchase of the 21.5% interest in the Las Vegas Golf Center, LLC, a Delaware limited liability company (the LLC), during 1996 (see Note 2). However, the issuance of these shares has been delayed depending the outcome of legal action brought by the Company against certain prior owners of the LLC (See Part II Item 1 of this report).

Recently Issued Accounting Standards

As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities). The Company's total comprehensive income for the three month period ended March 31, 1998 and 1997, were the same as reported net income for those periods.

The FASB issues SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company no later than fiscal year 1998. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based upon any manner in which management disaggregates the company. Such segments could include products and services, geography, legal structure and management structure. The Company does not expect the adoption of this standard to have a material effect on its financial position or its results of operations.

In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company intends to adopt SOP 98-5 on January 1, 1999. The adoption of SOP 98-5 will not have a material effect on the Companies financial statements.

2. ACQUISITIONS AND SALES

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

On March 23, 1998 the Company assigned to Westerra all of the Company's development rights with respect to the Stonebridge Ranch project in McKinney, Texas. In consideration of such assignment Westerra agreed to reimburse the Company's actual costs incurred to date and to assume certain unpaid liabilities related to this development, which are included in construction in process in the accompanying financial statements. Accordingly during April 1998, the Company was reimbursed in full for the $323,099 of development costs which the Company had capitalized in connection with Stonebridge Ranch development.

Investment in Golftown Driving Range - Saugus, Massachusetts

During July 1996, the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation that owns a golf practice facility in Saugus, Massachusetts ("Golftown") which opened in August, 1996. The Company has provided a loan guaranty in the amount of $295,000 in exchange for an original 25% equity ownership in Golftown. Under the terms of the agreement with Golftown and its lender, the Company has the opportunity to cure any default under the loan, and in the event of default, the Company may assume day-to-day management of the Project and receive a management fee for such services. In addition, the Company has entered into an agreement for a pledge of voting rights to a majority of the voting interests of Golftown, which pledge becomes effective in the event of default under the loan being guaranteed by the Company. The President and majority owner of Golftown is Jeffrey Abrams, who is the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. In 1997, various capital contributions were drawn from Golftown's stockholders and the Company invested approximately $17,500 which was not sufficient to maintain its 25% equity ownership resulting in a reduced ownership interest of 21.8% at the end of the calendar year. As of December 31, 1997, the Company had written down its investment to zero to reflect the Company's portion of the loss incurred by Golftown in years ended 1996 and 1997 (See Note 10(b) ).

Purchase and Sale of Investment in Las Vegas Golf Center, LLC

On December 31, 1996 the Company acquired a 21.5% interest and a 48.5% interest, and subsequently sold the 48.5% interest, in the Las Vegas Golf Center, LLC (the "Center"), a golf practice facility located in Las Vegas, Nevada. The Center is situated on approximately 42 acres of land leased from Clark County, Nevada, on the corner of Tropicana and Paradise Roads, directly across the street from the McCarran International Airport, and approximately one mile from Las Vegas Boulevard (the "Strip"). The Center is owned by Las Vegas Golf Center, LLC, a Delaware limited liability company (the "LLC"). The Center includes a driving range with approximately 120 tee stations on two tiers, a golf school teaching area, a 3,500 sq. ft clubhouse, and a 20,000 sq. ft. retail golf shop. The Center opened for business on January 17, 1997, except for the 20,000 sq. ft. retail store which is expected to open during the second quarter of 1998.

The Company acquired a 21.5% membership interest in the LLC from unrelated individual shareholders of Golf Centers of America, Inc., a California corporation, for an aggregate purchase price of $400,000 cash consideration, and 323,289 shares of the Company's common stock, $.001 par value per share ("STPD Shares"), payable as follows:

Cash Consideration             $ 20,000 paid on December 13, 1996
                               $180,000 payable on January 15, 1997
                               $200,000 payable on or before January 15, 1998


STPD Shares                    161,645 shares issued on January 15, 1997
                               161,644 shares on or before January 15, 1998

The Company also acquired an additional 48.5% membership interest in the LLC from unrelated individual shareholders of Selleck Properties, Inc., a California corporation, for an aggregate purchase price of $1,532,050 cash consideration, and 369,547 shares of the Company's common stock, $.001 par value per share.

All of the shares issued or payable in connection with these transactions are restricted securities, as defined in Rule 144 promulgated under the Securities Act of 1933, as amended. The Company granted the sellers of the LLC interests the right to demand registration of their common stock on a Form S-3 registration statement or similar form at any time after May 1, 1997. The Company received the request during May 1997 and filed a registration statement that became effective in August 1997.

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

The Company has agreed to manage the Center, on an at will basis, in exchange for a monthly fee equal to 5% of gross revenues generated by the LLC, and is also be reimbursed for certain accounting and out-of-pocket expenses.


3. MANAGEMENT AGREEMENT - HARBOR LINKS GOLF COURSE OF NORTH HEMPSTEAD, NEW YORK

Effective January 27, 1998, the Company entered into a Golf Facilities Management Agreement (the Management Agreement) with the Town of North Hempstead in New York (the Town). The Town is constructing a new municipal golf facility in the Town of North Hempstead, New York which will include an 18-hole championship golf course, a 9-hole executive golf course, driving range, clubhouse, maintenance building, practice and learning center, parking lot and related golf facilities, five athletic fields, the surrounding cliff areas and at the discretion of the Town, a miniature golf course, collectively referred to as the 'Facility." The Company has been engaged to manage the Facility for the Town including but not limited to marketing, maintaining the golf course, clubhouse and golf facilities. The Company is required to provide the Town an initial capital contribution for the Facility of $1,000,000 on July 1, 1998 (or such later date as the Town shall, in its sole discretion determine) under the Agreement. The Company is entitled to receive a return of the initial capital contribution in five equal annual installments of $200,000 payable on March 1 of each year commencing March 1, 2001. The Company is also entitled to receive interest on the outstanding portion of such capital contribution, which has not been returned to the Company at an interest rate equal to the lesser of 2% above the prime rate as reported by the Federal Reserve Bank or the actual interest rate paid by the Company on financing obtained to fund the initial capital contribution to the facility. Payment of such interest shall be made quarterly in arrears commencing March 1, 1999. In consideration for the management services to be provided by the Company, the Town is required to compensate the Company a base amount of $125,000 per annum including actual out-of-pocket costs commencing 60 days prior to the opening of the Facility, which is anticipated in the summer of 1998. The base amount shall increase by $25,000 every three years starting in 1999 and additional incentive management fee payable starting in 1999 equal to 10% of the base amount, if the gross revenue for the immediately preceding calendar year exceeds a specified threshold amount for the preceding calendar year. The agreement, which has a 10-year term, expiring on December 31, 2007, can be terminated yearly by the Town upon 30 days' notice to the Company and upon repayment of the balance of the $1,000,000 capital contribution.

4. GOLF COURSE DEVELOPMENT COSTS

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

During June 1996, the Company leased an additional 67 acres abutting The Badlands which was used to develop an additional nine holes that was completed in September 1997. The term of the lease will be coterminous with the existing lease, expiring in July 2045, with four ten-year extension options. The lease requires minimum rental payments of $120,000 per annum, commencing on October 1, 1997 with an increase every three years based on the increase in the Consumer Price Index.

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

5. LONG TERM DEBT

Long-term debt consists of the following at March 31, 1998:

Mortgage note payable to NationsCredit, secured by The Badlands, interest is at 10.78%, with principal and interest due monthly of
approximately $ 47,800, final maturity date of December, 2001        $ 4,853,464

Construction note payable to NationsCredit, secured by The
Badlands, interest is at 10.95%, with principal and interest due monthly of approximately $48,250, final maturity date of
December, 2001                                                         4,272,390

Capital lease obligation for turf maintenance and other equipment, principal and interest payments of approximately $12,660 due
monthly, final maturity date of September 30, 1999                       208,400

Capital lease obligation for furniture, fixtures, and other
equipment, principal and interest payments of approximately
$3,995 due monthly, final maturity date of January 1, 2002           $   148,047

Capital lease obligation for equipment principal and interest payments of approximately of $1,040 due monthly, final maturity
date of June 13, 2001                                                $    38,521

Capital Lease obligation for equipment principal and interest payments of approximately $130 due monthly, final maturity date
of May 31, 2002                                                      $     5,266

Capital lease obligation for turf maintenance and other equipment principal and interest payments of approximately $4,460 due
monthly, final maturity date of June 1, 2002                         $   186,941

Capital lease obligation for telephone equipment, principal and interest payments of approximately $595 due monthly, final
maturity date of September 11, 2001                                  $    19,546

Unsecured line of credit, with interest at the prime rate (8.5% at
March 31, 1998) plus 1.5%, final maturity date of October 31, 1998   $   465,000
                                                                     -----------

                     Total debt                                      $10,197,575

           Less-Current portion                                      $   870,855
                                                                     -----------

                     Total long-term debt                            $ 9,326,720

6. STOCKHOLDERS' EQUITY

Common Stock

In November 1994, the Company sold 1,600,000 shares of common stock and warrants at a price of $5.00 per common share and $.10 per warrant through an initial public offering.

Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $5.50 per share, subject to adjustment, at any time until November 16, 1999, at which time the warrants expire. The warrants are subject to redemption by the Company at a price of $5.10 per warrant on 30 days' written notice, provided the average of the closing bid prices of the common stock of the Company equals or exceeds $8.00 for 20 consecutive trading days preceding the date on which the notice of redemption.

During 1996, the Company issued 742,836 shares of common stock in connection with the purchase and sale of investment in the Las Vegas Golf Center, LLC
(LVGC) discussed in Notes 1 and 2. In addition, the Company issued 25,000 shares to Johnny Miller Design Ltd. for design services rendered at The Badlands.

During 1997, the Company issued an additional 50,000 shares of common stock in connection with the purchase of the investment in the LVGC, discussed in Note 2.

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

Stock Option Plans

On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan (the Employee Plan) that provides for the granting of nonqualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the Employee Plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. At March 31, 1998, 195,000 options have been granted under this plan.

However, during 1997, three of the employees who had been granted options under the plan resigned from the Company, resulting in the termination of 131,428 options. For the remaining options granted under the Employee Plan, 35,000 options had an exercise price of $2.1875 per share, the fair market value on the date of grant and vest in five annual equal installments beginning in December 1997. At March 31, 1998, 7,000 of these options had vested. The terms of the other remaining 28,572 options issued under the Employee Plan are detailed below in Deferred Compensation.

On November 10, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan (the Nonemployee Plan), which was subsequently ratified by the shareholders. Under the Nonemployee Plan, options for a maximum 200,000 shares of common stock may be granted. As of March 31, 1998, 80,000 options have been granted under this plan. The options were granted with an exercise price equal to fair market value on the date of grant, and vested immediately.

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

During the fourth quarter of 1995, in accordance with Accounting Principles Board (APB) Option No. 25, Accounting for Stock Issued to Employees, the Company recorded a noncash compensation charge of $2,500,000 based on its estimate of the value related to the probable future vesting of stock options granted to these individuals. The noncash compensation charge at December 31, 1995 was calculated based on the market price of the Company's common stock on December 31, 1995 ($3.25), less the exercise price of $1.00 per share, multiplied by the number of shares to the options (1,111,111).

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

At December 31, 1996, 555,555 (representing 50%) of the management stock options vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the benchmarks. The Board voted to accept the optionholders' voluntary delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment with the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested on December 31, 1996 and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998, and 1999. As of March 31, 1998 a total of 655,556 of the options have vested. At the time these options are exercised, the proceeds will be credited to additional paid-in capital accounts. Deferred Compensation

Effective December 11, 1996, the Company granted stock options to an officer of the Company granting options to acquire up to 100,000 shares of the Company's common stock for an exercise price of $1.00 per share. Under the stock option agreement, the options vest pro rata over seven years beginning March 5, 1995.

At December 31, 1996, the Company recorded a charge to deferred compensation and a corresponding credit to additional paid-in capital in the amount of $89,062, net of amortization, which represents the difference between the market price of the Company's common stock on December 11, 1996, the date of the option grant ($2.1875) and the exercise price of $1.00 per share, multiplied by the number of shares subject to the option (100,000). During 1997, the officer resigned from the Company, resulting in no future vesting of these options. As of March 31, 1998, a total of 28,752 shares had vested.

7. INCOME TAXES

At March 31, 1998, the Company had a net operating loss carryforward available for federal tax purposes of approximately $3,300,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty surrounding the realization of the deferred tax asset. Additionally, net operating loss carryforwards maybe limited in the event of certain changes in ownership interests of significant stockholders.

8. CONTINGENT LIABILITIES

(a)   Loan Guarantee - Golftown, Inc.

The Company is a guarantor on a loan in the original amount of $295,000 (balance of the loan as of March 31, 1998 is $270,000) made to Golftown, Inc., a Massachusetts corporation which is the majority owner and operator of a driving range facility located in Saugus, Massachusetts ("Golftown"). (See Notes 2, 9 and 10(b))

(b)   Loan Guarantee - Las Vegas Golf Center, LLC (LLC)

During 1997, the LLC, an affiliate of the Company (see Note 2), entered into a $4,000,000 construction and permanent loan agreement (the Agreement) with US Bank of Nevada, for the purpose of paying certain costs incurred in construction a golf driving range located in Las Vegas, Nevada. Under the terms of the Agreement, the loan is collateralized against substantially all of the assets of the LLC and the personal guarantees of the Company and Lodwrick Cook, joint and severally, and Paul Fireman limited to $1,500,000.

(c)   1998 Bonus Plan

During 1998 the Company established the 1998 Key Employee Bonus Plan (the Plan). Under the Plan employees may receive cash bonuses in the aggregate amount of approximately $530,000. The bonuses are contingent upon certain conditions set forth in the Plan, including: (1) the consummation of the proposed merger between the Company and Golf Club Partners L.L.C., (2) each employee provides full and complete cooperation to the Company, and (3) each employee remains employed by the Company until the earlier of (i) the date he or she is discharged by the Board of Directors, or (ii) thirty (30) days following the closing of the merger. (See Note 10a - Subsequent Event - Merger Agreement.)

(d)   Pending Litigation

See description of pending litigation in Part II Item 1 of this report.

See additional contingent liability described in Note 3.


9. RELATED PARTY TRANSACTION

During July 1996 the Company entered into an agreement with Golftown, Inc., a Massachusetts corporation which owns and operates a driving range facility in Saugus, Massachusetts (the "Project"). The Company has agreed to guaranty a loan in an amount of $295,000 made to Golftown, in exchange for an original 25% (21.8% as of March 31, 1998) equity interest in the Project. (See Note 2.) The President and majority stockholder of Golftown, Inc is Jeffrey Abrams, the son of Stanton V. Abrams, the President and Chairman of the Board of Directors of Senior Tour Players Development, Inc. (See Note 10(b) - Subsequent Event - Sale of Equity interest in Golftown)

10. SUBSEQUENT EVENTS

(a)   Merger Agreement

On May 7, 1998 the Company announced that it has signed a Merger Agreement dated May 6, 1998, with Golf Club Partners L.L.C. (GCP), a privately held Oklahoma limited liability company which is not affiliated with the Company or its management. Consummation of the merger is subject to several conditions set forth in the Merger Agreement, including the approval of the Company's shareholders.

Prior to the merger, the Company will sell or otherwise dispose of all of the Company's assets other than The Badlands Golf Club in Las Vegas, Nevada, and the Company will pay or otherwise discharge all of its liabilities except for certain liabilities relating to The Badlands and the mortgage debt on The Badlands. GCP will then acquire the Company through the merger in exchange for a cash payment equal to $26.0 million, less The Badlands' mortgage debt, any expenses relating to the merger, and any of the Company's other liabilities. In addition to the balance of the $26.0 million cash payment, the Company will receive the proceeds from the exercise of the Company's stock options, and plus or minus, as the case may be, an adjustment relating to the working capital of The Badlands at the time of the Merger. The rights of the Company's shareholders will thereafter consist solely of their rights to receive their portion of the merger consideration.

Depending upon the outcome of certain future events and adjustments, the Company now estimates that the merger consideration per share will be approximately $3.06 to $3.49 per share of Common Stock. However, there is no assurance as to the exact amount of the merger consideration per share which will ultimately be available for distribution to the Company's shareholders if the merger is consummated.

(b)   Sale of Equity Interest in Golftown

In May 1998, the Company sold its 21.8% equity ownership of Golftown, Inc. ("Golftown") to Jeffrey Abrams, who is the President of Golftown and the son of Stanton V. Abrams, the Company's President. In consideration of such transfer, Jeffrey Abrams will pay the Company approximately $29,000 in cash (which represented the investment which the Company had previously made in Golftown together with cash advances) and arranged for the Company to be released from the Company's guarantee of up to $295,000 of Golftown's debt to a local institution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RISK FACTORS AND CAUTIONARY STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and anticipated events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company believes that is has sufficient cash, revolving lines of credit and committed financing to meet its current operating needs.

     At March 31, 1998, the Company had $294,746 in cash and the Company had $35,000 available under its $500,000 revolving line of credit with U S Bank of Nevada. Additionally, in January 1998, the Company qualified for $750,000 of the $1,000,000 Earnout Advance from NationsCredit (defined below) of which the Company has borrowed approximately $435,000 through May 12, 1998.

     On November 15, 1996, The Badlands Golf Club, Inc., a wholly owned subsidiary of the Company, entered into a loan agreement with NationsCredit, a NationsBank company, for a $5,000,000 construction and permanent loan. At closing the loan provided the Company with $4,000,000 to fund the costs of construction of a nine hole addition at The Badlands, which was completed in September 1997.

     In addition to the $4,000,000 made available at closing, the loan provides for the availability to the Company of an additional $1,000,000 in "Earnout Advances" as defined in the loan agreement. In January 1998, the Company had qualified for $750,000 of the Earnout Advance and borrowed approximately $435,000. The remaining earnout funds will be made available to the Company over a period of thirty months following the loan closing as long as certain operating results are achieved at The Badlands, including minimum debt service coverage ratios, and other revenue and cash flow criteria, as defined in the loan agreement.

     It is the Company's practice to lease golf carts, maintenance equipment, and office and golf equipment at its owned golf facilities. The Company is leasing substantially all of its turf maintenance equipment and certain furniture, fixtures, and equipment at The Badlands Golf Club under various capital lease obligations. As of March 31, 1998 the Company had approximately $607,000 outstanding under these capital lease agreements. The Company has also leased its golf cart fleet at The Badlands Golf Club under an operating lease.

PLAN OF OPERATION.

     On May 7, 1998 the Company announced that it has signed a Merger Agreement dated May 6, 1998, with Golf Club Partners L.L.C., a privately held Oklahoma limited liability company which is not affiliated with the Company or its management. Consummation of the Merger is subject to several conditions set forth in the Merger Agreement, including approval of the Company's shareholders.

     The Merger Agreement provides that, prior to the Merger, the Company will sell or otherwise dispose of all of the Company's assets other than The Badlands Golf Club in Las Vegas, Nevada and the Company will pay or otherwise discharge all of its liabilities except for certain liabilities relating to The Badlands and the mortgage debt on The Badlands (See Note 10a of the Notes to the Consolidated Financial Statements included in this report regarding the Merger Agreement). Accordingly, as required by the Merger Agreement, the Company's plan of operation for the next several months will be to operate its business in the ordinary course of business and consistent with its past practice and to use reasonable efforts to preserve intact its business organization and assets, maintain its rights and franchises, retain the services of its respective officers and key employees and to maintain the relationships with its respective key customers and suppliers; and to sell or otherwise dispose of all its assets other than The Badlands Golf Club in Las Vegas, Nevada.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1998 VS. THREE MONTH PERIOD ENDED MARCH 31, 1997

     The Company was deemed to be a development stage company as described in FAS-7, "Accounting and Reporting by Development Stage Enterprises", from its inception on April 6, 1994 until the fourth quarter of 1995, when The Badlands Golf Club, commenced full operations. Development stage status was appropriate prior to the fourth quarter of 1995 since the Company's operations had generated an insignificant amount of revenue since the date of inception and the Company had devoted most of its activities and efforts to establishing the business, raising capital, financial planning, and employee training.

REVENUES during the first quarter ended March 31, 1998 totaled $1,800,823 compared to $1,364,782 during the first quarter of 1997, an increase of $436,041. The primary reason for the increase, which was anticipated by management, was the increased revenue at The Badlands due to the opening of the third nine holes in September 1997. Revenues at The Badlands Golf Club in Las Vegas during the first quarter of 1998 totaled $1,779,223, versus $1,345,510 during the first quarter of 1997, an increase of $433,713 (or 32%). The Company also generated revenues from management fees of $21,600 during the first quarter of 1998, compared to $19,272 in 1997, under management contracts with New England Country Club in Bellingham, Massachusetts, and a management contract with Las Vegas International Golf Center, in which the Company owns a 21.5% interest.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $1,400,332 during the quarter ended March 31, 1998 compared to $1,081,077 for the corresponding period in 1997, an increase of $319,255.

     Operating expenses at The Badlands during the first quarter of 1998 totaled $1,163,066 versus $836,567 in 1997, an increase of $326,499.

     Corporate administrative expenses totaled $237,266 during the first quarter of 1998 compared to $ 244,510 during the corresponding period in 1997, a decrease of $7,244.

INTEREST EXPENSE totaled $291,432 for the quarter ended March 31, 1998 compared to $187,909 during the quarter ended March 31, 1997. Interest expense relating to The Badlands totaled $291,432 during the first quarter of 1998 versus $178,047 during the first quarter of 1997. Interest at The Badlands relates to a first mortgage of the golf course, an obligation incurred in connection with the purchase of water rights; and interest on capital leases relating to turf maintenance equipment, furniture, fixtures, and other equipment. Total bank debt and capital lease obligations at The Badlands as of March 31, 1998 totaled $10,197,575, and the long term obligation under the water rights agreement was $848,937 as of March 31, 1998. See Note 4 to the consolidated financial statements included herein.

INTEREST INCOME totaled $245 during the first quarter of 1998 compared to $11,098 during the corresponding period in 1997.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounts for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the first quarter of 1998, the Company recorded a $43,000 loss representing the Company's pro rata share in the Center's operating losses compared to $38,000 during the corresponding period in 1997. See notes to consolidated financial statements included herein. At March 31, 1998 the Company had capitalized $1,057,241 related to this investment, which is carried as Investment in Golf Facilities on the balance sheet included with the consolidated financial statement included herein.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 3, 1998, the Company brought an action in Nevada Federal District Court against unrelated individual shareholders of Golf Centers of America, Inc., a California corporation (the Sellers), seeking damages and declaratory relief and alleging breach of contract, fraud and misrepresentation and breach of warranty under the terms of an agreement dated November 29, 1996, between the Sellers and the Company by which the Company purchased the Sellers' membership interest in the LLC (see Note 2). Under that agreement, the Company had agreed by January 15, 1998, to pay to the Sellers an additional cash payment of $200,000 and to issue to the Sellers an additional 161,644 shares of the Company's common stock.

On March 5, 1998 the Sellers filed a complaint against the Company for the same transaction, in the Southern California Federal District Court seeking compensatory damages and declaratory relief in excess of $1,500,000, attorney's fees and interest on all such amounts.

The Company believes it has valid claims against the Sellers which will offset the Sellers' claims, in both the Nevada and California litigation, for the additional cash payment and additional shares due to the Sellers under the agreement as described above. The Company also believes that the additional claims made by the Sellers in the California suit are without merit.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

      Exhibit 10.30 -  Merger Agreement with Golf Club Partners L.L.C. *
      Exhibit 10.31 -  1998 Key Employee Bonus Plan *

                     * To be filed by amendment.

(b) REPORTS ON FORM 8-K.

      NONE



                                   SIGNATURES



In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           SENIOR TOUR PLAYERS DEVELOPMENT, INC.



Dated: May 15, 1998                        By: /s/ BRENDAN KISSANE
                                               ---------------------------------
                                                   Brendan Kissane
                                                   Controller