Form 10QSB/A
period 1998-03-31
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1998-08-07
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

         [X] Amendment No. 1 to quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended March 31, 1998

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
                  For the transitional period from ____________- to ____________

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

             822 Boylston Street, Suite 300, Chestnut Hill, MA 02167
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                  4,220,791 Shares of Common Stock, as of June 30, 1998

Transitional Small Business Issuer Format (check one):

Yes               No  X
-------           -------

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K


(a) EXHIBITS

         By this amendment, the following documents are filed as Exhibits to the Registrant's Report on Form 10-QSB for the Quarterly Period Ended March 31, 1998.

         Exhibit 10.30 - Merger Agreement with Golf Club Partners L.L.C. [incorporated by reference to the registrant's definitive proxy statement dated July 1, 1998 filed on July 2, 1998, under the Securities Exchange Act of 1934, as amended (File No. 1 - 13362)].

         Exhibit 10.31 - 1998 Key Employee Bonus Plan [filed herewith].


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Amendment to its Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SENIOR TOUR PLAYERS DEVELOPMENT, INC.


                                    By: /s/Brendan Kissane
                                        ------------------------------------
                                        Brendan Kissane, Controller
                                        (Principal accounting officer)

Dated: August 7, 1998