Form 10QSB
period 1998-06-30
SENIOR TOUR PLAYERS DEVELOPMENT INC
filed 1998-08-19
CIK 927471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

| | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transitional period from _____________ to ____________

                         Commission File No.   1-13362
                                           ------------

                     SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                     -------------------------------------
          (Name of Small Business Issuer as specified in its charter)


            NEVADA                                    04-3226365
 -----------------------------            -------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


            822 BOYLSTON STREET, SUITE 300, CHESTNUT HILL, MA 02167
            -------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (617) 266-3600
                                 -------------
                (Issuer's Telephone Number, Including Area Code)

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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,170,791 Shares of Common Stock, as of August 18, 1998


             Transitional Small Business Issuer Format (check one):

                YES                                           NO   X
                   ---                                            ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     SENIOR TOUR PLAYERS DEVELOPMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                                   Unaudited

----------------------------------------------------------------------------
                                                                    June 30,
                                                                    1998
----------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                     $   506,409
   Interest and other receivables                                    142,447
   Inventories                                                       122,302
   Prepaid expenses and other current assets                          86,813
                                                                    --------
      Total current assets                                           857,971
                                                                    --------
PROPERTY AND EQUIPMENT:
   Property and equipment, net of accumulated depreciation        14,121,106
                                                                 -----------
OTHER ASSETS:
   Restricted cash                                                    22,925
   Water rights                                                    1,051,992
   Investment in golf facilities                                   1,059,071
   Other assets                                                      237,906
                                                                 -----------
      Total other assets                                           2,371,894
                                                                 -----------
                                                                 $17,350,971
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $ 1,830,103
   Current portion of long term debt                                 878,970
   Current portion of obligation under water-rights agreement         89,071
   Deferred revenues                                                  89,572
                                                                 -----------
      Total current liabilities                                    2,887,716
                                                                 -----------

LONG TERM LIABILITIES:
   Obligation under water rights agreement                           738,778
   Long term debt                                                  9,347,572

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value; 5,000,000 shares authorized            0
   Common stock, $.001 par value; 15,000,000 shares authorized;
   4,333,003 shares issued; 4,220,791 shares outstanding               4,333
   Additional paid-in capital                                     10,186,101
   Treasury stock, at cost                                          (308,583)
   Management options                                                608,562
   Accumulated deficit                                            (6,113,508)
                                                                 -----------

      Total stockholders' equity                                   4,376,905
                                                                 -----------
                                                                 $17,350,971
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                     SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1998 & 1997
                                   Unaudited

------------------------------------------------------------------------------------------
                                                               Three Month   Three Month
                                                               Period Ended  Period Ended
                                                               June 30, 1998 June 30, 1997
------------------------------------------------------------------------------------------
REVENUES                                                       $1,833,033     $1,411,884

COSTS AND EXPENSES:

   Operating, general and administrative                        2,020,361      1,545,119
   Noncash compensation charge/(credit) - management stock
     options                                                            0        (37,500)
                                                               ----------     ----------
   Operating income (loss)                                       (187,328)       (95,735)

   Interest income                                                      8          2,155
   Interest expense                                              (305,353)      (168,291)
                                                               ----------     ----------
   Income (loss) before equity in losses from
      unconsolidated affiliate                                   (492,673)      (261,871)

   Equity in losses of unconsolidated affiliate                   (41,677)       (65,000)
                                                               ----------     ----------
   NET INCOME (LOSS)                                            ($534,350)     ($326,871)
                                                               ==========     ==========

   Net income (loss) per common and common equivalent share:

      Basic                                                        ($0.14)        ($0.09)
                                                               ==========     ==========
      Diluted                                                      ($0.14)        ($0.09)
                                                               ==========     ==========

   Weighted average number of common and common equivalent shares outstanding:

      Basic                                                     3,766,220      3,732,280
                                                               ==========     ==========
      Diluted                                                   3,766,220      3,732,280
                                                               ==========     ==========





The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1998 & 1997
                                    Unaudited

------------------------------------------------------------------------------------
                                                          Three Month   Three Month
                                                          Period Ended  Period Ended
                                                          June 30, 1998 June 30, 1997
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $(534,350)   $  (326,871)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          155,314        115,909
      Noncash compensation charge/(credit) - management
        stock options                                              0        (37,500)
      Noncash equity in losses of Las Vegas Golf Center       41,677         65,000
      Changes in assets and liabilities:
         Interest and other receivables                       32,669        105,501
         Prepaid expenses and other assets                    (4,292)       (10,638)
         Inventories                                             277        (24,202)
         Deferred Revenue                                    (49,508)       (50,604)
         Accounts payable and accrued expenses                (5,717)       502,098
                                                           ---------    -----------

   Cash provided by (used in) operating activities          (363,930)       338,693
                                                           ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (40,854)       (13,969)
   Golf course development costs capitalized                       0     (2,583,108)
   Proceeds from sale of construction in progress            323,099              0
   Investment in unconsolidated affiliate                    (43,507)       (64,757)
                                                           ---------    -----------

   Net cash provided by (used in) investing activities       238,738     (2,661,834)
                                                           ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from exercise of stock options, net         328,976              0
   Repayment of long term debt                              (121,427)       (96,883)
   Proceeds from long term debt                              129,306      2,069,257
                                                           ---------    -----------

   Net cash provided by (used in) financing activities       336,855      1,972,374
                                                           ---------    -----------

Net increase (decrease) in cash and cash equivalents       $ 211,663    $  (350,767)

Cash and cash equivalents, beginning of period             $ 294,746    $   521,447
                                                           ---------    -----------
Cash and cash equivalents, end of period                   $ 506,409    $   170,680
                                                           ---------    -----------



The accompanying notes are an integral part of these financial statements.

                     SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERLY PERIODS ENDED JUNE 30, 1998 & 1997
                                   Unaudited

                                  (Continued)

-------------------------------------------------------------------------------------
                                                          Three Month   Three Month
                                                          Period Ended  Period Ended
                                                          June 30, 1998 June 30, 1997
-------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

   Equipment acquired under capital lease                  $       0     $  256,876
                                                           =========     ==========

   Common stock issued for Las Vegas Golf Center purchase  $       0     $   72,000
                                                           =========     ==========









The accompanying notes are an integral part of these financial statements.

                     SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 & 1997
                                   Unaudited


-------------------------------------------------------------------------------------
                                                           Six Month     Six Month
                                                          Period Ended  Period Ended
                                                          June 30, 1998 June 30, 1997
--------------------------------------------------------------------------------------
REVENUES                                                  $3,633,856     $2,776,667

COSTS AND EXPENSES:

   Operating, general and administrative                   3,420,693      2,621,954
   Noncash compensation charge/(credit) - management
      stock                                                        0        (33,258)
                                                          ----------     ----------

   Operating income (loss)                                   213,163        187,971

   Interest income                                               253         13,253
   Interest expense                                         (596,785)      (356,200)
                                                          ----------     ----------

   Income (loss) before equity in losses from
      unconsolidated affiliate                              (383,369)      (154,976)

   Equity in losses of unconsolidated affiliate              (84,677)      (103,000)
                                                          ----------     ----------

   NET INCOME (LOSS)                                      $ (468,046)    $ (257,976)
                                                          ==========     ==========

   Net income (loss) per common and common equivalent share:

      Basic                                                   ($0.12)        ($0.07)
                                                          ==========     ==========
      Diluted                                                 ($0.12)        ($0.07)
                                                          ==========     ==========

   Weighted average number of common and common equivalent
      shares outstanding:
      Basic                                                3,758,736      3,716,639
                                                          ==========     ==========
      Diluted                                              3,758,736      3,716,639
                                                          ==========     ==========



The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 & 1997
                                    Unaudited

--------------------------------------------------------------------------------------
                                                           Six Month     Six Month
                                                          Period Ended  Period Ended
                                                          June 30, 1998 June 30, 1997
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       $(468,046)   $  (257,976)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                          309,039        231,082
      Noncash compensation charge/(credit) - management
        stock options                                              0        (33,258)
      Noncash equity in losses of Las Vegas Golf Center       84,677        103,000
      Distributions to minority interests in Forest Lakes          0       (349,946)
      Changes in assets and liabilities:
         Interest and other receivables                       26,639      1,139,526
         Prepaid expenses and other assets                   (48,173)         5,611
         Inventories                                          67,349        (32,471)
         Deferred Revenue                                    (84,647)       (66,532)
         Accounts payable and accrued expenses              (371,579)       (67,472)
                                                           ---------    -----------

   Cash provided by (used in) operating activities          (484,741)       671,564
                                                           ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (49,199)       (24,300)
   Golf course development costs capitalized                       0     (3,256,947)
   Proceeds from sale of construction in progress            323,099
   Investment in unconsolidated affiliate                    (86,507)       (64,757)
   Cash (restricted) released from escrow                          0              0
   Increase in other assets                                        0              0

   Net cash provided by (used in) investing activities       187,393     (3,346,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from exercise of stock options, net       $ 328,976             $0
   Repayment of long term debt                              (267,082)    (1,592,373)
   Proceeds from long term debt                              564,689      2,851,882
                                                           ---------    -----------

   Net cash provided by (used in) financing activities       626,583      1,259,509
                                                           ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $ 329,235    $(1,414,931)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             $ 177,174    $ 1,585,611
                                                           ---------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 506,409    $   170,680
                                                           ---------    -----------




The accompanying notes are an integral part of these financial statements.

                      SENIOR TOUR PLAYERS DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 & 1997
                                    Unaudited


                                   (Continued)
--------------------------------------------------------------------------------------
                                                           Six Month     Six Month
                                                          Period Ended  Period Ended
                                                          June 30, 1998 June 30, 1997
--------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

   Equipment acquired under capital lease                  $       0    $   256,876
                                                           ---------    -----------

   Common stock issued for Las Vegas Golf Center purchase  $       0    $    72,000
                                                           ---------    -----------










The accompanying notes are an integral part of these financial statements.

              SENIOR TOUR PLAYERS DEVELOPMENT, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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

         On May 7, 1998 the Company announced that it has signed a Merger Agreement dated May 6, 1998, with Golf Club Partners LLC ("GCP"), a privately held Oklahoma limited liability company which is not affiliated with the Company or its management. Consummation of the merger is subject to several conditions set forth in the Merger Agreement, including the approval of the Company's shareholders. The Merger Agreement provides that prior to the merger, the Company will sell or otherwise dispose of all of the Company's assets other than The Badlands Golf Club in Las Vegas, Nevada, and the Company will pay or otherwise discharge all of its liabilities except for certain liabilities relating to The Badlands and the mortgage debt on The Badlands. GCP will then acquire the Company through the merger in exchange for a cash payment equal to $26.0 million, less The Badlands' mortgage debt, any expenses relating to the merger, and any of the Company's other liabilities. In addition to the balance of the $26.0 million cash payment, the Company will receive the proceeds from the exercise of the Company's stock options, and plus or minus, as the case may be, an adjustment relating to the working capital of The Badlands at the time of the merger. The rights of the Company's shareholders will thereafter consist solely of their rights to receive their portion of the merger consideration. (See Note 10a - Subsequent Event-Anticipated Completion of Merger.)

         On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company has accounted for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and is adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the second quarter of 1998, the Company recorded a $41,677 loss representing the Company's pro rata share in the Center's operating losses. Also, during the second quarter of 1998, the Company made an additional capital contribution to the Center in the amount of $43,507. At June 30, 1998 the Company had capitalized $1,059,071 related to this investment, which is carried as Investment in Golf Facilities on the accompanying balance sheet. The investment was partially offset by a $683,464 reserve, established in 1997, in anticipation of a possible write down of the Company's investment in the Las Vegas Golf Center, LLC. (See Note 10b - Subsequent Event - Sale of Interest in Las Vegas Golf Center, LLC.)

         The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.

         Interim Financial Statements

         The accompanying financial statements have been prepared and presented by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, these interim financial statements do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments and accruals which management considers necessary for a fair presentation of financial position as of June 30, 1998, and results of operations for the three month periods ended June 30, 1998 and 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

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

         Concentration of Risk

         Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instrument with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk, such a foreign exchange contracts, options contracts or other foreign hedging arrangements.

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

         1998 and 1997 exclude the potential common shares from stock options because to do so would have been antidilutive for the years presented.

         Common Stock

         Shares issued and outstanding at June 30, 1998 include 161,644 shares to be issued in January 1998 in accordance with the Company's purchase of the 21.5% interest in the Las Vegas Golf Center, LLC, a Delaware limited liability company (the LLC), during 1996 (see Note 2). However, the issuance of those shares was delayed pending the outcome of legal action brought by the Company against certain prior owners of the LLC. (See Note 10c - Subsequent Event-Settlement of White-Weber Litigation.)

         Recently Issued Accounting Standards

         As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components (e.g., foreign currency translation adjustments and unrealized gains and losses on certain marketable securities). The Company's total comprehensive income for the six month period ended June 30, 1998 and 1997, were the same as reported net income for those periods.

         The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted by the Company no later than fiscal year 1998. This statement introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments can be based upon any manner in which management desegregates the company. Such segments could include products and services, geography, legal structure and management structure. The Company does not expect the adoption of this standard to have a material effect on its financial position or its results of operations.

         In April 1998, the AICPA issued its Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, although early application is encouraged. Initial application of SOP 98-5 should be as of the beginning of the fiscal year in which it is first adopted and should be reported as a cumulative effect of a change in accounting principle. The Company has intended to adopt SOP 98-5 on January 1, 1999. The adoption of SOP 98-5 will not have a material effect on the Companies financial statements.

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

         GOLFTOWN PRACTICE CENTER - SAUGUS, MASSACHUSETTS

         On May 26, 1998, the Company sold its 21.8% equity ownership of Golftown, Inc. ("Golftown") to David A. Deutsch, who is the brother-in-law of Stanton V. Abrams, the Company's President. In consideration of such transfer, Mr. Deutsch paid to the Company approximately $29,000 in cash (which represented the investment which the Company had previously made in Golftown and costs and advances made by the Company on behalf of Golftown), and Mr. Deutsch had previously arranged for the Company to be released from the Company's guarantee of up to $295,000 of Golftown's debt to a local financial institution through the provision by Mr. Deutsch of a similar personal guarantee of such debt.

         INVESTMENT IN LAS VEGAS GOLF CENTER, LLC - LAS VEGAS, NEVADA

         On June 23, 1998, the Company entered into an agreement with The Ranchito Company, LLC ("Ranchito") which provided for the Company to assign its 21.5% membership interest and rights as manager of the Las Vegas Golf Center, LLC (the "LLC") to Ranchito. On the date of the agreement Ranchito was one of the two members of the LLC other than the Company, and Ranchito, exclusive of the interest covered by the agreement with the Company, owned in that capacity a 30% membership interest in the LLC. In consideration of such assignment, Ranchito agreed to (i) pay $200,000 in cash to the Company, (ii) arrange for the Company to be released from the Company's joint and several guarantee of up to $4,000,000 of the LLC's indebtedness to US Bank of Nevada, and
         (iii) return to the Company the 50,000 shares of the Company's Common Stock which the Company had issued to Ranchito in December 1996 in connection with the Company's acquisition of its interest in the LLC. In addition, if the LLC (or its assets) is acquired within six months after the date of the agreement between the Company and Ranchito for aggregate net proceeds in excess of $1,750,000 (after payment of all outstanding liabilities of the LLC and transaction expenses), Ranchito will pay additional consideration to the Company equal to 21.5% of such excess. (See Note 10b - Subsequent Event-Sale of Interest in Las Vegas Golf Center.)

         3. ASSIGNMENT OF MANAGEMENT AGREEMENT - HARBOR LINKS GOLF COURSE OF NORTH HEMPSTEAD, NEW YORK

         Effective January 27, 1998, the Company entered into a Golf Facilities Management Agreement (the "Management Agreement") with the Town of North Hempstead in New York (the "Town"). The Town is constructing a new municipal golf facility in the Town of North Hempstead, New York which will include an 18-hole championship golf course, a 9-hole executive golf course, driving range, clubhouse, maintenance building, practice and learning center, parking lot and related golf facilities, five athletic fields, the surrounding cliff areas and at the discretion of the Town, a miniature golf course, collectively referred to as the "Facility." Under the Management Agreement, the Company agreed to manage the Facility for the Town including but not limited to marketing, maintaining the golf course, clubhouse and golf facilities. Under the Management Agreement, the Company was required to provide the Town an initial capital contribution for the Facility of $1,000,000 on July 1, 1998 (or such later date as the Town should, in its sole discretion, determine). The Company would be entitled to receive a return of the initial capital contribution in five equal annual installments of $200,000 payable on March 1 of each year commencing

         March 1, 2001. The Company would also be entitled to receive interest on the outstanding portion of such capital contribution which had not been returned to the Company at an interest rate equal to the lesser of 2% above the prime rate as reported by the Federal Reserve Bank or the actual interest rate paid by the Company on financing obtained to fund the initial capital contribution to the Facility.

         The Merger Agreement with Golf Club Partners, LLC (see Notes 1 and 10a) required the Company to dispose of its rights and obligations under the Management Agreement prior to the effective date of the merger. In order to comply with this requirement, the Company assigned the Management Agreement as of June 1, 1998 to Arnold Palmer Harbor Links, LLC ("APHL") in consideration of the payment by APHL to the Company of $25,000 in cash and the agreement by APHL with the Company and the Town to make the $1,000,000 capital contribution. The Company had originally negotiated with Arnold Palmer Golf Management LLC ("Palmer") the funding of the $1,000,000 capital contribution, but Palmer was willing to agree to fund only $500,000 of the capital contribution required under the Management Agreement. Accordingly, Palmer agreed with the Town to provide $500,000 of such capital contribution , and Stanton V. Abrams, the Company's President, agreed with the Town to provide the remaining $500,000 which Palmer was not willing to provide. This arrangement was formalized through (i) the formation of APHL as a joint venture between Palmer and Mr. Abrams, with Palmer contributing $525,000 to APHL on July 1, 1998 (of which $25,000 was paid by APHL to the Company as described above), and Mr. Abrams agreeing to contribute $500,000 to APHL by not later than August 1, 1998, and (ii) the assignment by the Company of the Management Agreement to APHL with the written consent of the Town to such assignment and to the other terms summarized above. Under the terms of such consent, the Company remained severally liable to fund the $500,000 portion of the capital contribution which has not yet been funded until Mr. Abrams funded such amount in accordance with his agreement with the Town and the Company. In early August, the Company funded such $500,000 capital contribution to the Town (in part through funds advanced by Golf Club Partners, L.L.C.), and Mr. Abrams agreed to repay such amount through a deduction of $500,000 from the portion of the merger consideration which Mr. Abrams will be entitled to receive in exchange for his outstanding shares of the Company's Common Stock. In the future, as the two members of APHL, Palmer and Mr. Abrams will each be entitled to receive from the Facility a portion of the management fees under the Management Agreement (as assigned) and a return of their respective capital contributions to APHL in five equal yearly installments beginning in 2001, with interest on the portion of their respective capital contributions which have not been returned to an interest rate equal to 2% above the prime rate as reported by the Federal Reserve Bank of St. Louis.

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


5.  LONG TERM DEBT
Long-term debt consisted of the following at June 30, 1998:

Mortgage note payable to NationsCredit, secured by The Badlands, interest is at
10.78%, with principal and interest due monthly of approximately $ 47,800, final
maturity date of December, 2001                                                            $ 4,831,316

Construction  note payable to NationsCredit, secured by The Badlands, interest is at 10.95%, with principal and interest due monthly of approximately $48,250, final
maturity date of December, 2001                                                              4,379,138

Capital lease obligation for turf maintenance and other equipment, principal and interest payments of approximately $12,660 due monthly, final maturity date of
September 30, 1999                                                                             176,102

Capital lease obligation for furniture, fixtures, and other equipment, principal and interest payments of approximately $3,995 due monthly, final maturity date of
January 1, 2002                                                                                140,244

Capital lease obligation for equipment principal and interest payments of
approximately of $1,040 due monthly, final maturity date of June 13, 2001                       35,282

Capital lease obligation for equipment principal and interest payments of                        4,916
approximately $130 due monthly, final maturity date of May 31, 2002

Capital lease obligation for turf maintenance and other equipment principal and interest payments of approximately $4,460 due monthly, final maturity date of
June 1, 2002                                                                                   176,619

Capital lease obligation for telephone equipment, principal and interest payments
of approximately $595 due monthly, final maturity date of September 11, 2001                    17,925

Unsecured line of credit, with interest at the prime rate (8.5% at March 31, 1998)
plus 1.5%, final maturity date of October 31, 1998                                             465,000
                                                                                           -----------
             Total debt                                                                    $10,226,542

Less-Current portion                                                                           878,970
                                                                                           -----------
             Total long-term debt                                                           $9,347,572

6.  STOCKHOLDERS' EQUITY

         Common Stock

         During 1996, the Company issued 742,836 shares of common stock in connection with the purchase and sale of investment in the Las Vegas Golf Center, LLC (LVGC). In addition, the Company issued 25,000 shares to Johnny Miller Design Ltd. for design services rendered at The Badlands.

         During 1997, the Company issued an additional 50,000 shares of common stock in connection with the purchase of the investment in the LVGC, discussed in Note 2.

         Stock Option Plans

         On June 20, 1994, the Company adopted the 1994 Employee Stock Option Plan (the Employee Plan) that provides for the granting of non-qualified and incentive stock options, as defined by the Internal Revenue Code, to key employees at prices as determined by the Compensation Committee of the Board of Directors. Under the Employee Plan, options for a maximum of 350,000 shares of common stock may be granted over a period not to exceed ten years. At June 30, 1998, 195,000 options have been granted under this plan. However, during 1997, three of the employees who had been granted options under the plan resigned from the Company, resulting in the termination of 131,428 options. For the remaining options granted under the Employee Plan, 35,000 options had an exercise price of $2.1875 per share, the fair market value on the date of grant and vest in five annual equal installments beginning in December 1997. At June 30, 1998, 7,000 of these options had vested. The terms of the other remaining 28,572 options issued under the Employee Plan are detailed below in Deferred Compensation.

         On November 10, 1996, the Board of Directors of the Company adopted, subject to shareholder approval, the 1996 Non-Employee Director Stock Option Plan (the Nonemployee Plan), which was subsequently ratified by the shareholders. Under the Nonemployee Plan, options for a maximum 200,000 shares of common stock may be granted. As of June 30, 1998, 80,000 options have been granted under this plan. The options were granted with an exercise price equal to fair market value on the date of grant, and vested immediately. During the second quarter of 1998 45,000 of these options were exercised for an aggregate exercise price of $95,938.

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

         At December 31, 1996, 555,555 (representing 50%) of the management stock options vested, as the Company achieved the financial benchmarks called for under the option agreements for the year ended December 31, 1996. On March 19, 1997, a vote was adopted by the Company's Compensation Committee, and then ratified by the Board of Directors, to amend the option agreements in order to delete the benchmarks. The Board voted to accept the optionholders' voluntary delay of 10% of their vested option shares and to replace the benchmarks with an extended vesting schedule, based on continuing employment with the Company. Under the revised vesting schedule, 40% or 444,445 of the options vested on December 31, 1996 and the remaining 666,666 options will vest pro rata on December 31, 1997, 1998, and 1999. As of June 30, 1998 a total of 655,556 of the options have vested. During the second quarter of 1998 536,834 of these options were exercised. Additionally, in return for paying $308,583 of employees tax related liability associated with exercising these options, one of the employees returned 112,212 shares of the Companies Common Stock to the Company. These shares had a fair market value on the date of the transaction of $2.75 per share. Accordingly, these shares have been recorded as Treasury Stock held at cost. At the time these options were exercised, the proceeds were credited to additional paid-in capital accounts.

         Deferred Compensation

         Effective December 11, 1996, the Company granted stock options to an officer of the Company granting options to acquire up to 100,000 shares of the Company's common stock for an exercise price of $1.00 per share.

         Under the stock option agreement, the options vest pro rata over seven years beginning March 5, 1995.

         At December 31, 1996, the Company recorded a charge to deferred compensation and a corresponding credit to additional paid-in capital in the amount of $89,062, net of amortization, which represents the difference between the market price of the Company's common stock on December 11, 1996, the date of the option grant ($2.1875) and the exercise price of $1.00 per share, multiplied by the number of shares subject to the option (100,000). During 1997, the officer resigned from the Company, resulting in no future vesting of these options. As of June 30, 1998, a total of 28,752 shares had vested.

         7.  INCOME TAXES

         At June 30, 1998, the Company had a net operating loss carryforward available for federal tax purposes of approximately $3,300,000 with expiration dates beginning in 2009. The Company has provided a valuation allowance equal to 100% of the gross deferred tax asset due to the uncertainty surrounding the realization of the deferred tax asset. Additionally, net operating loss carryforwards may be limited in the event of certain changes in ownership interests of significant stockholders.

         8.  CONTINGENT LIABILITIES

         1998 BONUS PLAN

         During 1998 the Company established the 1998 Key Employee Bonus Plan (the Plan). Under the Plan employees may receive cash bonuses in the aggregate amount of approximately $530,000. The bonuses are contingent upon certain conditions set forth in the Plan, including: (1) the consummation of the merger between the Company and Golf Club Partners L.L.C., (2) each employee provides full and complete cooperation to the Company, and (3) each employee remains employed by the Company until the earlier of (i) the date he or she is discharged by the Board of Directors, or (ii) thirty (30) days following the closing of the merger. (See Note 10a - Subsequent Event-Anticipated Completion of Merger.)

         9.  RELATED PARTY TRANSACTIONS

         See Notes 2 and 3 above relating to the sale of the Company's interest in Golftown Practice Center and the assignment of the Company's Management Agreement for the Harbor Links Golf Course.

         10. SUBSEQUENT EVENTS

         (a)    Anticipated Completion of Merger

         On May 7, 1998 the Company announced that it had signed a Merger Agreement dated May 6, 1998, with Golf Club Partners L.L.C. ("GCP"), a privately held Oklahoma limited liability company which is not affiliated with the Company or its management. Consummation of the merger is subject to several conditions set forth in the Merger Agreement, including the approval of the Company's shareholders. The Company's shareholders approved the Merger Agreement at a Special Meeting held on July 24, 1998.

         The Company now anticipates that the merger will become effective on or about August 20, 1998. On the effective date, each of the Company's 4,170,791 shares of Common Stock outstanding immediately prior to the effective time on that date will be automatically converted into a right to receive in cash the Merger Consideration Per Share as described in the Merger Agreement. The completion of the merger and the effective date remain, however, subject to satisfaction of certain remaining closing conditions set forth in the Merger Agreement.

         (b)    Sale of Interest in Las Vegas Golf Center, LLC

         On July 27, 1998, the Company closed the sale to The Ranchito Company, LLC of the 21.5% membership interest in Las Vegas Golf Center, LLC, which was formerly owned by the Company. The terms of the sale were as described above under Note 2 - Sales - Investment in Las Vegas Golf Center, LLC.

         (c)    Settlement of White-Weber Litigation

         Effective as of August 7, 1998, the Company settled the litigation which had previously been outstanding with certain parties (the "White-Webber Group") who had sold to the Company in December 1996 the Company's 21.5% membership interest in the Las Vegas Golf Center, LLC (see Notes

         1 and 2 above). Under the terms of the purchase, the Company had agreed to deliver 161,644 shares of Common Stock and pay $200,000 in cash to the White-Webber Group in January 1998. Under the terms of the settlement, the Company has issued 161,644 shares of the Company's Common Stock and has agreed to pay by August 21 $108,000 of cash in full settlement of the claims of the White-Webber Group. In connection with the White-Webber Litigation, the Company has also incurred approximately $28,000 of legal and other expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES.

        As described in Note 10a to the financial statements included in this report ("Subsequent Event-Anticipated Completion of Merger"), the Company now anticipates that it will be acquired by Merger on or about August 20, 1998 and all of its outstanding shares of Common Stock will then be converted into a right to receive a cash payment provided by Golf Club Partners L.L.C. ("GCP"). Accordingly, the Company now anticipates that its liquidity and capital resources will become as of the effective date of the merger the responsibility of GCP.

PLAN OF OPERATION.

         On May 7, 1998 the Company announced that it has signed a Merger Agreement dated May 6, 1998, with GCP, a privately held Oklahoma limited liability company which is not affiliated with the Company or its management. Consummation of the Merger is subject to several conditions set forth in the Merger Agreement. The Company now anticipates that the Merger will become effective on or about August 20, 1998.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1998 VS. THREE MONTH PERIOD ENDED JUNE 30,
  1997

REVENUES during the second quarter ended June 30, 1998 totaled $1,833,033 compared to $1,411,884 during the second quarter of 1997, an increase of $421,149. The primary reason for the increase, which was anticipated by management, was the increased revenue at The Badlands due to the opening of the third nine holes in September 1997.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES were $2,020,361 during the quarter ended June 30, 1998 compared to $1,545,119 for the corresponding period in 1997, an increase of $475,242. Operating Expenses include approximately $353,000 of deal related expense associated with the Merger discussed in Note 10a.

INTEREST EXPENSE totaled $305,353 for the quarter ended June 30, 1998 compared to $168,291 during the quarter ended June 30, 1997. Total bank debt and capital lease obligations at The Badlands as of June 30, 1998 totaled $10,226,542, and the long term obligation under the water rights agreement was $827,849 as of June 30, 1998. See Note 4 to the consolidated financial statements included herein.

EQUITY IN LOSSES OF UNCONSOLIDATED AFFILIATE. On December 31, 1996 the Company purchased and retained a minority 21.5% ownership interest in the Las Vegas Golf Center (the "Center"), a golf practice center located in Las Vegas, Nevada. The Center opened for business on January 17, 1997. The Company accounted for its ownership interest in the Center under the equity method. Under this method, the original investment in the Center was recorded at cost and adjusted periodically to recognize the Company's share of earnings or losses after the date of acquisition. During the second quarter of 1998, the Company recorded a $41,677 loss representing the Company's pro rata share in the Center's operating losses compared to $65,000 during the corresponding period in 1997. See notes to consolidated financial statements included herein.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 10c - Settlement of White-Weber Litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted during the fiscal quarter ended June 30, 1998 covered by this report to a vote of security holders, whether through the solicitation of proxies or otherwise. However, at a Special Meeting of Stockholders held on July 24, 1998, the Merger Agreement with Golf Club Partners L.L.C. was approved by the affirmative vote of the holders of 3,083,669 shares of Common Stock, which represented 76% of the total outstanding shares on the recent date for such Special Meeting.


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit 10.31 - Amendment No. 1 dated August 17, 1998 to Merger Agreement among the Company, Golf Club Partners L.L.C. and STPD Acquisition Company.

(b)   REPORTS ON FORM 8-K.

None



                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SENIOR TOUR PLAYERS
                                                  DEVELOPMENT, INC.

Dated: August 19, 1998                            By:  /s/ Brendan Kissane
                                                       -------------------
                                                  Brendan Kissane, Controller
                                                 (Principal Accounting Officer)